Form 10-Q
period 2003-03-31
LBI MEDIA INC
filed 2003-05-15
CIK 1192503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 333-100330

LBI MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

California (State or other Jurisdiction of Incorporation or Organization)	95-4668901 (IRS Employer Identification No.)

1845 West Empire Avenue

Burbank, California 91504

(Address of principal executive offices, excluding zip code)

Registrant’s Telephone Number, Including Area Code: (818) 563-5722

Not Applicable

(Former name, former address and former fiscal year, if changed since last report).

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

As of March 31, 2003, there were approximately 100 shares outstanding of Common Stock, $0.01 par value.

LBI MEDIA, INC.

FORM 10-Q QUARTERLY REPORT

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	March 31, 2003
	(Note 1)	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,396,636	$4,186,826
Short-term investments	135,110	117,025
Accounts receivable (less allowance for doubtful accounts of $627,738 in 2002 and $593,086 in 2003)	9,986,636	9,659,313
Current portion of program rights, net	1,054,655	1,100,631
Amounts due from related parties	730,761	876,220
Current portion of employee advances	58,632	65,477
Prepaid expenses and other current assets	1,201,697	1,652,783

Total current assets	14,564,127	17,658,275

Property and equipment, net	49,044,267	49,553,040
Program rights, excluding current portion	1,817,659	1,803,403
Notes receivable from related parties	2,455,666	2,467,867
Employee advances, excluding current portion	656,265	659,246
Deferred financing costs, net	4,129,447	4,075,086
Broadcast licenses, net	198,323,152	198,331,503
Acquisition costs	475,937	625,823
Escrow funds	2,500,000	2,500,000
Other assets	—	17,035

Total assets	$273,966,520	$277,691,278

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,768,958	$1,242,901
Accrued interest	8,093,827	3,757,529
Program rights payable	58,324	58,324
Amounts due to related parties	133,695	119,821
Current portion of long-term debt	154,093	153,288

Total current liabilities	10,208,897	5,331,863

Long-term debt, excluding current portion	242,675,518	249,539,080
Deferred compensation	6,280,000	6,963,000
Deferred state income taxes	263,916	273,516
Other liabilities	95,095	120,491

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares—1,000
Issued and outstanding shares—100	1	1
Additional paid-in capital	22,657,667	22,657,667
Retained deficit	(8,221,264)	(7,182,945)
Accumulated other comprehensive income (loss)	6,690	(11,395)

Total stockholder’s equity	14,443,094	15,463,328

Total liabilities and stockholder’s equity	$273,966,520	$277,691,278

See accompanying notes.

LBI MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2002	2003
Revenues	$16,764,867	$18,719,240
Less agency commissions	1,790,711	2,265,672

Net revenues	14,974,156	16,453,568

Operating expenses:
Program and technical, exclusive of noncash employee compensation of $330,000 and $159,000 for the three months ended March 31, 2002 and 2003, respectively, and depreciation shown below	2,224,545	2,910,956
Promotional, exclusive of depreciation shown below	298,796	248,062
Selling, general and administrative, exclusive of noncash employee compensation of $1,430,000 and $524,000 for the three months ended March 31, 2002 and 2003, respectively, and depreciation shown below	4,239,150	5,802,062
Noncash employee compensation	1,760,000	683,000
Depreciation	724,518	794,211

Total operating expenses	9,247,009	10,438,291

Operating income	5,727,147	6,015,277
Interest expense	(4,861,889)	(4,979,572)
Interest and other income	73,907	22,614

Income before income taxes and cumulative effect of accounting change	939,165	1,058,319
Provision for income taxes	10,400	20,000

Income before cumulative effect of accounting change	928,765	1,038,319

Cumulative effect of accounting change	(8,106,000)	—

Net (loss) income	$(7,177,235)	$1,038,319

See accompanying notes.

LBI MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2002	2003
Operating activities
Net (loss) income	$(7,177,235)	$1,038,319
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Cumulative effect of accounting change	8,106,000	—
Depreciation	724,518	794,211
Amortization of deferred financing costs	249,306	133,233
Noncash employee compensation	1,760,000	683,000
Gain on sale of investments	(52,976)	—
Provision for doubtful accounts	42,444	216,813
Changes in operating assets and liabilities:
Accounts receivable	(175,018)	110,510
Program rights	(863,239)	(31,720)
Amounts due from related parties	(93,406)	(145,459)
Prepaid expenses and other current assets	292,792	(451,086)
Employee advances	(18,556)	(9,826)
Accounts payable and accrued expenses	(528,227)	(526,057)
Accrued interest	(2,326,717)	(4,336,298)
Amounts due to related parties	(6,791)	(13,874)
Deferred state income tax payable	10,400	9,600
Other assets and liabilities	—	(3,840)

Net cash used in operating activities	(56,705)	(2,532,474)

Investing activities
Purchase of property and equipment	(640,489)	(1,302,984)
Acquisition costs	(367,269)	(149,886)
Acquisition of broadcast licenses	—	(8,351)
Proceeds from sale of investments	216,592	—

Net cash used in investing activities	(791,166)	(1,461,221)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings, net of financing costs	4,717,068	6,821,128
Payments on long-term debt	(3,534,424)	(37,243)

Net cash provided by financing activities	1,182,644	6,783,885

Net increase in cash and cash equivalents	334,773	2,790,190
Cash and cash equivalents at beginning of period	1,131,349	1,396,636

Cash and cash equivalents at end of period	$1,466,122	$4,186,826

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,220,786	$10,460,651

Income taxes	$—	$10,400

See accompanying notes.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

1.    Description of Business and Basis of Presentation

LBI Media, Inc. was incorporated in California as LBI Holdings II, Inc. and is a wholly owned subsidiary of LBI Holdings I, Inc. (the “Parent”). LBI Media, Inc. is a holding company with substantially no assets, operations or cash flows other than its investment in its subsidiaries.

LBI Media, Inc. and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate radio and television stations located in California and Texas. In addition, the Company owns a television studio facility that is used to produce programming for Company-owned television stations and is also leased to independent third parties. The Company sells commercial airtime on its radio and television stations to national and local advertisers.

The Company’s radio stations are licensed by the Federal Communications Commission in the following cities: KHJ-AM in Los Angeles, California, KWIZ-FM and KVNR-AM in Santa Ana, California, KBUE-FM in Long Beach, California, KBUA-FM in San Fernando, California, KQUE-AM, KQQK-FM and KEYH-AM in Houston, Texas, KSEV-AM in Tomball, Texas, KJOJ-AM in Conroe, Texas, KJOJ-FM in Freeport, Texas, KTJM-FM in Port Arthur, Texas, KIOX-FM in El Campo, Texas and KXGJ-FM in Bay City, Texas. The California stations service the Los Angeles market, while the Texas stations service the Houston market.

The Company’s television stations, KRCA-TV, KZJL-TV and KSDX-LP, service the Los Angeles, California, Houston, Texas and San Diego, California markets, respectively.

The Company’s television studio facility is owned and operated by Empire Burbank Studios, Inc. (Empire) in Burbank, California.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2002 consolidated financial statements and accompanying notes included in the Company’s Registration Statement on Form S-4 (File No. 333-100330), relating to its Senior Subordinated Notes (the “Registration Statement”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Registration Statement.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany amounts and transactions have been eliminated.

2.    Broadcast Licenses

Broadcast licenses acquired in conjunction with the acquisition of various radio and television stations were amortized over estimated useful lives ranging from 20 to 40 years, using the straight-line method through December 31, 2001. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, which was issued

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

by the Financial Accounting Standards Board (“FASB”) in June 2001, companies are required to stop amortizing all goodwill and other intangible assets with indefinite lives (such as broadcast licenses). Instead, SFAS 142 requires that goodwill and intangible assets with indefinite lives be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. Other intangible assets will continue to be amortized over their estimated useful lives. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company.

Upon adoption of SFAS 142 in the quarter ended March 31, 2002, the Company recorded a noncash charge of approximately $8.1 million to reduce the carrying value of certain of its broadcast licenses. Such charge is reflected as a cumulative effect of an accounting change in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2002. In calculating the impairment charge, the fair value of the Company’s broadcast licenses was determined using the discounted cash flow approach. This approach requires the projection of future cash flows and the restatement of these cash flows into their present valuation equivalent through the use of a discount rate.

The carrying value of broadcast licenses is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio and television stations for indicators of impairment. If indicators of impairment were identified and the undiscounted cash flows estimated to be generated from these assets were less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets would be recorded, if necessary.

Accumulated amortization of broadcast licenses totaled approximately $17,696,000 at December 31, 2002 and March 31, 2003.

3.    Long-Term Debt

Long-term debt consists of the following (not including the debt of the Parent—see discussion below):

	December 31, 2002	March 31, 2003
2002 Revolver	$90,000,000	$96,900,000
Senior Subordinated Notes	150,000,000	150,000,000
Empire Note	2,829,611	2,792,368

	242,829,611	249,692,368

Less current portion	(154,093)	(153,288)

	$242,675,518	$249,539,080

In July 1999, Empire issued an installment note payable to a bank for $3,250,000 (the “Empire Note”), which bears interest at the rate of 8.13% per annum. The Empire Note is payable in monthly principal and interest payments of $31,530 through maturity in August 2014. The borrowings under the Empire Note are secured by substantially all of the assets of Empire.

On July 9, 2002, the Company issued $150.0 million of Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”) and entered into a new $160.0 million senior revolving credit facility (the “2002 Revolver”). The proceeds of the Senior Subordinated Notes and 2002 Revolver were used to repay the former senior credit facility and senior notes (the “Refinancing”).

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

On August 16, 2002, the Company’s borrowing capacity under the 2002 Revolver was increased by $10.0 million to $170.0 million.

The Senior Subordinated Notes bear interest at the rate of 10 1/8% per annum, and interest payments are to be made on a semi-annual basis each January 15 and July 15. The Company is a holding company that has no independent assets or operations. All of the Company’s subsidiaries are wholly owned and have provided full and unconditional joint and several guarantees of the Senior Subordinated Notes. The indenture governing the Senior Subordinated Notes contains certain restrictive covenants that, among other things, limit the Company’s ability to borrow under the 2002 Revolver. The Company may borrow up to $150.0 million under the 2002 Revolver without restrictions, but any amount over $150.0 million will be subject to the Company’s compliance with a specified leverage ratio (as defined in the indenture of the Senior Subordinated Notes). As of March 31, 2003, the Company had $73.1 million of available borrowing capacity. Of the $73.1 million available borrowing capacity, the Company could borrow up to $53.1 million without having to meet the restrictions contained in the indenture governing the Senior Subordinated Notes and remain in compliance with the covenant restrictions contained under the 2002 Revolver. The indenture also limits the Company’s ability to pay dividends.

Amounts available under the 2002 Revolver will begin decreasing quarterly, commencing on June 30, 2005, and continuing until maturity on September 30, 2009. Borrowings under the 2002 Revolver bear interest at the election of the Company, based on either the base rate (as defined in the senior credit agreement) or the LIBOR rate, in each case plus the applicable margin stipulated in the agreement ranging from 0.25% to 3.00% based on certain leverage ratios, as defined in the senior credit agreement and are secured by substantially all of the Company’s assets. The 2002 Revolver bears interest at floating rates (4.01% at December 31, 2002, and ranging from 3.60% to 3.65% at March 31, 2003). The Company may increase its borrowing capacity under the 2002 Revolver by an additional $30.0 million, subject to participation by its existing lenders or new lenders acceptable to the administrative agent under the 2002 Revolver and subject to restrictions in the indenture relating to its Senior Subordinated Notes.

The 2002 Revolver contains customary restrictive covenants that, among other things, limit the Company’s ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above certain limits. Under the 2002 Revolver, the Company must also maintain specified financial ratios, such as a maximum total leverage ratio, a maximum senior leverage ratio, a minimum ratio of EBITDA (as defined in the senior credit agreement) to interest expense and a minimum ratio of EBITDA (as defined in the senior credit agreement) to fixed charges.

In connection with the Refinancing, the Company expensed approximately $6.1 million of previously deferred financing costs relating to the prior senior credit facilities and senior notes in July 2002.

In addition, the Company loaned approximately $1.9 million to a stockholder of the Parent at the time of the Refinancing. The loan matures in 2009 and bears interest at the applicable federal rate (2.84% per annum). The Company also repaid notes payable to the stockholders of the Parent of approximately $1.9 million.

At March 31, 2003, the Company was in compliance with all covenants governing the 2002 Revolver and Senior Subordinated Notes.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

As of March 31, 2003, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years and thereafter as follows:

2003	$113,480
2004	163,076
2005	177,675
2006	192,887
2007	209,401
Thereafter	248,835,849

$249,692,368

The above table does not include interest payments and scheduled repayments relating to debt of the Company’s Parent and does not include any deferred compensation amounts the Company may ultimately pay. Pursuant to SEC guidelines, such debt of the Company’s Parent is not reflected in the Company’s financial statements because (a) the Company will not assume the debt of the Parent, either presently or in a planned transaction in the future; (b) the proceeds from the offering of $150.0 million of Senior Subordinated Notes due 2012 were not used to retire all or a part of the Parent’s debt; and (c) the Company does not guarantee or pledge its assets as collateral for the Parent’s debt. The Company’s Parent is a holding company that has no assets, operations or cash flows other than its investment in the Company. Accordingly, funding from the Company will be required for the Parent to repay its debt. The Parent’s debt, which is subordinate in right of payment to the 2002 Revolver and Senior Subordinated Notes, is described below.

On March 20, 2001, the Parent entered into an agreement whereby in exchange for $30.0 million, it issued junior subordinated notes (the “Parent Subordinated Notes”) and warrants to the holders of the Parent Subordinated Notes to initially acquire 14.02 shares (approximately 6.55%) of the Parent’s common stock at an initial exercise price of $.01 per share. Interest on the Parent Subordinated Notes accrues at 9% per annum. In connection with the Refinancing discussed above, the Parent amended the terms of the Parent Subordinated Notes and the related warrants. The following information gives effect to such amendment. The Parent Subordinated Notes initially bear interest at 9% per year and will bear interest at 13% per year beginning September 21, 2009. The Parent Subordinated Notes will mature on the earliest of (i) July 9, 2013, (ii) their acceleration following the occurrence and continuance of a material event of default (as defined in the agreement), (iii) a merger, sale or similar transaction involving the Parent or substantially all of the subsidiaries of the Parent, (iv) a sale or other disposition of a majority of the Parent’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of the Parent’s board of directors, and (v) the date on which the warrants issued in connection with the Parent Subordinated Notes are repurchased pursuant to the call options applicable to such warrants. Interest is not payable until maturity.

The warrants will expire on the earlier of (i) the later of (a) January 9, 2015, and (b) the date which is six months from the payment in full of all outstanding principal and interest on the Parent Subordinated Notes or (ii) the closing of an underwritten public equity offering in which the Parent raises at least $25 million (subject to extension in certain circumstances).

A performance-based adjustment may increase or decrease the number of shares issued upon exercise of the warrants based on the Parent’s future consolidated broadcast cash flow (as defined). Upon the maturity date of the Parent Subordinated Notes, the payment in full of the Parent Subordinated Notes and the repurchase of the warrants, a change in control of the Parent or the exercise of the call or put options described below, the number of shares issuable upon the exercise of the warrants at the time of such event will be decreased by multiplying such number of shares by .9367, if the Parent achieves consolidated broadcast cash flow for the trailing 12 months in excess of 125% of its budgeted forecasts and in the case of the sale of the Parent, its total fair

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

market value is greater than 13 times consolidated broadcast cash flow for the trailing 12 months. The number of shares issuable upon the exercise of the warrants will be increased by multiplying such number of shares by 1.0633, if the Parent achieves consolidated broadcast cash flow less than 75% of its budgeted plan for the trailing 12 months and in the case of the sale of the Parent, its total fair market value is less than 15 times consolidated broadcast cash flow for the trailing 12 months.

The warrants contain a put right and a call right as described below. If either of these rights is exercised, it could require a significant amount of cash from the Company to repurchase the warrants, since the Parent is a holding company that has no operations or assets, other than its investment in the Company, and is dependent on the Company for cash flow. However, the Company has no legal obligation to provide that funding.

Put Right.    The warrant holders have a “put right,” which entitles them at any time on or after the maturity date of the Parent Subordinated Notes to require the Parent to repurchase the warrants, or if the warrants have been exercised, the stock issued pursuant to the warrants, at the fair market value of the stock/warrants (the fair market value is subject to certain adjustments).

Call Right.    If the Parent proposes an acquisition with a valuation of at least $5 million in connection with which any proposed financing source reasonably requires in good faith, as a condition of financing and/or permitting the acquisition, an amendment to the maturity date of the notes and a majority of the holders of the Parent Subordinated Notes do not agree to such amendment, the Parent has the right to purchase the warrants (or related stock, if the warrants have been issued) at fair market value, in connection with its payment in full of the aggregate of principal and interest outstanding under the Parent Subordinated Notes.

Based on the relative fair values at the date of issuance, the Parent allocated $13.6 million to the Parent Subordinated Notes and $16.4 million to the warrants. These fair values were determined by using the income and market valuation approaches. The income approach analyzes future revenues and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The Parent Subordinated Notes will be accreted through July 9, 2013, up to their $30 million redemption value; such accretion (approximately $820,000 and $227,000 for the three months ended March 31, 2002 and 2003, respectively) is recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants will be stated at fair value each reporting period ($28,500,000 at March 31, 2003), with subsequent changes in fair value being recorded as deferred financing costs and amortized to interest expense over the remaining life of the Parent Subordinated Notes.

4.    Acquisitions

On October 11, 2002, the Company completed its acquisition of selected assets of KQQK-FM, licensed in Houston, Texas, pursuant to an asset purchase agreement, dated as of April 5, 2002, between the Company and El Dorado Communications, Inc. and certain of its affiliates (“El Dorado”), as amended on October 8, 2002. The aggregate purchase price was approximately $25,633,000, including acquisition costs of approximately $1,706,000. The Company changed the format, customer base, and employee base of the acquired station and allocated the purchase price as follows:

Broadcast license	$25,238,000
Property and equipment	395,000

$25,633,000

Pursuant to another asset purchase agreement dated April 5, 2002, between the Company and El Dorado, as amended on October 8, 2002, the Company also agreed to acquire selected assets of radio station KEYH-AM,

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

licensed in the Houston, Texas market. El Dorado has operated KEYH-AM under time brokerage agreements since 1995 and has exercised an option to purchase the radio station. The Company completed its purchase of selected assets of KEYH-AM on April 22, 2003 for an aggregate purchase price of approximately $6.1 million (including acquisition costs of approximately $0.4 million) (see Note 8). The Company began to operate both KQQK-FM and KEYH-AM on May 20, 2002 under two time brokerage agreements, and has significantly changed the format, customer base, revenue stream and employee base of these stations.

On October 11, 2002, the Company also completed its acquisition of selected assets of KIOX-FM and KXGJ-FM, licensed to El Campo and Bay City, Texas, respectively, for an aggregate purchase price of approximately $3,429,000, including acquisition costs of approximately $283,000. The Company changed the format, customer base, and employee base of the acquired stations and allocated the purchase price as follows:

Broadcast licenses	$1,645,000
Property and equipment	1,784,000

$3,429,000

On December 19, 2002, the Company entered into an agreement to purchase selected assets of radio station KMXN-FM, licensed in Garden Grove, California, for an aggregate purchase price of $35.0 million. At the same time, the Company entered into a time brokerage agreement to operate the station until the purchase is completed. The Company expects to complete the acquisition in the second quarter of 2003, subject to closing conditions specified in the asset purchase agreement.

As of March 31, 2003, the Company had deposited $2,500,000 into escrow and incurred acquisition costs of approximately $626,000 relating to the pending acquisitions of KEYH-AM and KMXN-FM.

5.    Related Party Transactions

The Company’s national sales representative is an entity owned by the stockholders of the Parent. This national sales representative charged the Company approximately $185,000 and $231,000 during the three months ended March 31, 2002 and 2003, respectively. Such amounts, which the Company believes represent market rates, are included in selling expenses in the accompanying condensed consolidated statements of operations.

The Company owed its national sales representative approximately $134,000 and $120,000 as of December 31, 2002 and March 31, 2003, respectively. Such amounts are included in amounts due to related parties in the accompanying consolidated balance sheets.

The Company had approximately $2,541,000 and $2,706,000 due from stockholders of its Parent and from affiliated companies at December 31, 2002 and March 31, 2003, respectively. The Company loaned approximately $1,917,000 to a stockholder of the Parent in July 2002. These loans bear interest at the applicable federal rate and mature through July 2009. Additionally, at the direction of the stockholders of its Parent, the Company has made advances to certain employees, organizations and individuals totaling approximately $1,360,000 and $1,363,000 at December 31, 2002 and March 31, 2003, respectively. These loans and advances plus accrued interest, are included in amounts due from related parties, notes receivable from related parties and employee advances in the accompanying condensed consolidated balance sheets.

6.    Comprehensive (Loss) Income

Comprehensive (loss) income amounted to $(7,196,269) and $1,020,234 for the three months ended March 31, 2002 and 2003, respectively.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

7.    Segment Data

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The Company has two reportable segments—radio operations and television operations.

Management uses operating income before depreciation and noncash employee compensation as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended March 31,
	2002	2003
Net revenues:
Radio operations	$7,725,220	$8,776,217
Television operations	7,248,936	7,677,351

Consolidated net revenues	14,974,156	16,453,568

Operating expenses, excluding depreciation and noncash employee compensation:
Radio operations	3,252,546	4,841,462
Television operations	3,509,945	4,119,618

Consolidated operating expenses, excluding depreciation and noncash employee compensation	6,762,491	8,961,080

Operating income before depreciation and noncash employee compensation:
Radio operations	4,472,674	3,934,755
Television operations	3,738,991	3,557,733

Consolidated operating income before depreciation and noncash employee compensation	8,211,665	7,492,488

Depreciation expense:
Radio operations	373,161	317,874
Television operations	351,357	476,337

Consolidated depreciation expense	724,518	794,211

Noncash employee compensation:
Radio operations	1,760,000	683,000

Consolidated noncash employee compensation	1,760,000	683,000

Operating income:
Radio operations	2,339,513	2,933,881
Television operations	3,387,634	3,081,396

Consolidated operating income	$5,727,147	$6,015,277

Total assets:
Radio operations	$108,052,018	$139,107,856
Television operations	123,651,223	126,643,204
Corporate	9,591,331	11,940,218

Total consolidated assets	$241,294,572	$277,691,278

Reconciliation of operating income before depreciation and noncash employee compensation to income before income taxes and cumulative effect of accounting change:
Operating income before depreciation and noncash employee compensation	$8,211,665	$7,492,488
Depreciation	(724,518)	(794,211)
Noncash employee compensation	(1,760,000)	(683,000)
Interest expense	(4,861,889)	(4,979,572)
Interest and other income	73,907	22,614

Income before income taxes and cumulative effect of accounting change	$939,165	$1,058,319

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS—(Continued)

8.    Subsequent Events

On April 22, 2003, the Company completed its acquisition of selected assets of KEYH-AM, licensed in Houston, Texas, for an aggregate purchase price of approximately $6.1 million (including acquisition costs of $0.4 million).

On April 30, 2003, the Securities and Exchange Commission declared effective the Company’s registration statement on Form S-4 (Registration No. 333-100330) relating to an exchange offer for its Senior Subordinated Notes. The Company commenced the exchange offer on May 2, 2003, and the expiration date has been set for June 2, 2003.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2002, included in our Registration Statement on Form S-4 (File No. 333-100330). This Quarterly Report contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties. The words “believe,” “expect,” “estimate,” “may,” “will,” “could,” “plan,” or “continue,” and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements.

Overview

We own and operate radio and television stations in Los Angeles, California, Houston, Texas and San Diego, California. Our radio stations consist of three FM and two AM stations serving Los Angeles, California and its surrounding area and five FM and four AM stations serving Houston, Texas and its surrounding area. We currently operate an additional FM radio station in the Los Angeles market under a local marketing agreement. We expect to complete the acquisition of this station during the second quarter of 2003 pursuant to a definitive agreement we have already entered into. Our three television stations consist of full-power stations serving Los Angeles, California and Houston, Texas and a low-power station serving San Diego, California. In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California.

We operate in two reportable segments, radio and television. We generate revenue from sales of national, regional and local advertising time on our television and radio stations, the sale of time on a contractual basis to brokered or infomercial customers on our radio and television stations, and, to a lesser extent, the leasing of our production facilities to independent third parties. Advertising rates are, in large part, based on each station’s ability to attract audiences in demographic groups targeted by advertisers. We recognize revenues when the commercials are broadcast or the brokered time is made available to the customer. We incur commissions from agencies on local, regional and national advertising and our revenue reflects deductions from gross revenue for commissions to these agencies.

Our primary expenses are employee compensation, including commissions paid to our sales staffs and our national representative firms, promotion and selling, programming, engineering and general and administrative. Our programming costs for television consist of costs related to the production of original programming content, production of local newscasts, and the acquisition of programming content from other sources.

The performance of broadcasting companies is customarily measured by their ability to generate what we refer to as Adjusted EBITDA. We define Adjusted EBITDA as operating income plus depreciation and amortization, noncash employee compensation and impairment of broadcast license. Adjusted EBITDA is not a measure of liquidity calculated in accordance with generally accepted accounting principles, and should be viewed as a supplement to, and not a substitute for, our results of operations presented on the basis of accounting principles generally accepted in the United States. We use this financial information because management believes it is useful for all investors and users of our financial statements in understanding our cash flows. In addition, we believe that Adjusted EBITDA is useful because it is generally recognized by the broadcasting industry as a measure of liquidity. Adjusted EBITDA does not purport to represent cash flow provided by operating activities. Our statement of cash flows presents our cash flow activity in accordance with accounting principles generally accepted in the United States. Furthermore, Adjusted EBITDA is not comparable to similarly titled measures reported by other companies.

We are organized as a California corporation and are a “qualified S subsidiary” under federal and California state tax laws. As such, we are deemed for tax purposes to be part of our parent, an “S corporation,” and our taxable income is reported by our Parent’s shareholders on their respective federal and state income tax returns.

On March 20, 2001, we completed our acquisition of selected assets of our radio stations KTJM-FM, KJOJ-FM, KQUE-AM, KJOJ-AM and KSEV-AM for an aggregate purchase price of $44.0 million. The acquired stations are located in the Houston, Texas market. As a result of these acquisitions, we began broadcasting outside of Southern California for the first time. We began airing Spanish-language programming on three of these stations in July 2001.

On March 20, 2001, we also completed our acquisition of selected assets of KZJL-TV, licensed in Houston, Texas, for an aggregate purchase price of $57.0 million. The acquisition marked our first television station in the Houston, Texas market.

On October 11, 2002, we completed our acquisition of selected assets of KQQK-FM, licensed in Houston, Texas, for an aggregate purchase price of $25.6 million (including acquisition costs). The purchase was pursuant to an asset purchase agreement, dated as of April 5, 2002, with El Dorado, as amended on October 8, 2002. On April 22, 2003, we also acquired selected assets of radio station KEYH-AM, licensed in the Houston, Texas market, from El Dorado. We completed the purchase for an aggregate purchase price of approximately $6.1 million (including acquisition costs, of which $0.5 million had been placed in escrow at March 31, 2003). We began operating both KQQK-FM and KEYH-AM on May 20, 2002 under two time brokerage agreements, and have significantly changed the format, customer base, revenue stream and employee base of these stations.

On October 11, 2002, we also completed our acquisition of selected assets of KIOX-FM and KXGJ-FM, licensed to El Campo and Bay City, Texas, respectively, for an aggregate purchase price of $3.4 million (including acquisition costs).

On December 19, 2002, we entered into an agreement to purchase selected assets of radio station KMXN-FM, licensed in Garden Grove, California, for an aggregate purchase price of $35.0 million, of which we have placed $2.0 million in escrow. At the same time, we entered into a time brokerage agreement to operate the station until we complete the purchase. We expect to complete the acquisition in the second quarter of 2003, subject to closing conditions specified in the asset purchase agreement.

We generally experience lower operating margins several months following the acquisition of selected assets of radio and television stations. This is primarily due to the time it takes to fully implement our formatting changes and build advertiser and viewer or listener support.

From time to time, we engage in discussions with third parties concerning our possible acquisition of additional radio or television stations or related assets. Any such discussions may or may not lead to our acquisition of additional broadcasting assets.

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended March 31,
	2002	2003
Net revenues:
Radio	$7,725,220	$8,776,217
Television	7,248,936	7,677,351

Total	$14,974,156	$16,453,568

Total operating expenses before noncash employee compensation and depreciation:
Radio	$3,252,546	$4,841,462
Television	3,509,945	4,119,618

Total	$6,762,491	$8,961,080

Noncash employee compensation:
Radio	$1,760,000	$683,000
Television	—	—

Total	$1,760,000	$683,000

Depreciation:
Radio	$373,161	$317,874
Television	351,357	476,337

Total	$724,518	$794,211

Operating income:
Radio	$2,339,513	$2,933,881
Television	3,387,634	3,081,396

Total	$5,727,147	$6,015,277

Adjusted EBITDA(1):
Radio	$4,472,674	$3,934,755
Television	3,738,991	3,557,733

Total	$8,211,665	$7,492,488

Total assets:
Radio	$108,052,018	$139,107,856
Television	123,651,223	126,643,204
Corporate	9,591,331	11,940,218

Total	$241,294,572	$277,691,278

(1)	We define Adjusted EBITDA as operating income plus depreciation and noncash employee compensation. The following is a reconciliation of net (loss) income to Adjusted EBITDA:

	Three Months Ended March 31,
	2002	2003
Net (loss) income	$(7,177,235)	$1,038,319
Cumulative effect of accounting change	8,106,000	—
Income tax expense	10,400	20,000
Interest expense	4,861,889	4,979,572
Interest and other income	(73,907)	(22,614)

Operating income	$5,727,147	$6,015,277
Depreciation	724,518	794,211
Noncash employee compensation	$1,760,000	$683,000

Adjusted EBITDA	$8,211,665	$7,492,488

For the Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net Revenues.    Net revenues increased by $1.5 million, or 9.9%, to $16.5 million for the three months ended March 31, 2003 from $15.0 million for the same period in 2002. This increase was primarily attributable to a $1.3 million increase in revenues from our Houston radio and television properties.

Net revenues for our radio segment increased by $1.1 million, or 13.6%, to $8.8 million for the three months ended March 31, 2003, from $7.7 million for the same period in 2002. This increase was primarily attributable to (i) revenues from four additional radio stations in Houston, two of which we began operating in May 2002 and two of which we began operating in October 2002 and (ii) revenue growth in our Los Angeles and Houston markets resulting from improvements in our locally-targeted programming efforts and our ability to maintain strong station ratings.

Net revenues for our television segment increased by $0.4 million, or 5.9%, to $7.7 million for the three months ended March 31, 2003, from $7.3 million for the same period in 2002. This increase was largely attributable to (i) improvements in our Los Angeles and Houston markets, as we continued to grow our customer base and ratings for KZJL-TV and KRCA-TV, and (ii) revenue growth in our San Diego market, as we began programming our station KSDX-LP with Spanish-language programming from our Los Angeles master control facilities in February 2003. These increases were offset in part by a decline in revenues from the leasing of our television production facility.

Total operating expenses.    Total operating expenses increased by $1.2 million, or 12.9%, to $10.4 million for the three months ended March 31, 2003 from $9.2 million for the same period in 2002. This increase was primarily the result of:

(i)	a $2.2 million increase in program and technical, promotional and selling, and general and administrative expenses primarily due to (a) a $1.1 million increase in expenses related to the growth from our Houston radio and television properties, (b) $0.7 million in local marketing agreement payments relating to our asset acquisitions pending in the first quarter of 2003, and (c) a timing difference in the expense of our annual audit, which represented $0.2 million of the increase; and

(ii)	a $0.1 million increase in depreciation expense.

The overall increase in operating expenses was offset in part by a $1.1 million decrease in noncash employee compensation. Our deferred compensation liability can increase due to changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease based on changes in the net value of our parent. The decrease in noncash employee compensation during the three months ended March 31, 2003 primarily resulted from a smaller increase in the “net value” of our parent during the three months ended March 31, 2003, as compared to the same period in 2002.

Total operating expenses for our radio segment increased by $0.4 million, or 8.5%, to $5.8 million for the three months ended March 31, 2003, from $5.4 million for the same period of 2002. This increase was primarily the result of a $1.6 million increase in program and technical, promotional and selling, general and administrative expenses primarily due to:

(i)	additional expenses related to the four new radio stations in Houston, two of which we began operating under local marketing agreements in May 2002, and two of which we began operating in October 2002,

(ii)	$0.7 million in local marketing agreement payments relating to our asset acquisitions pending in the first quarter of 2003,

(iii)	a timing difference in the expense of our annual audit, and

(iv)	additional expenses in both our Los Angeles and Houston markets resulting from overall company growth.

The increase in total operating expenses for our radio segment was offset in part by a $0.1 million decrease in depreciation expense and a $1.1 million decrease in noncash employee compensation.

Total operating expenses for our television segment increased by $0.8 million, or 19.0%, to $4.6 million for the three months ended March 31, 2003, from $3.8 million, for the same period in 2002. The increase was primarily the result of a:

(i)	$0.7 million increase in program and technical, promotional and selling, general and administrative expenses primarily related to (a) additional production costs associated with an increase in Spanish language programming, (b) a timing difference in the expense of our annual audit, and (c) additional expenses in all markets resulting from overall company growth, and

(ii)	$0.1 million increase in depreciation expense.

Interest expense.    Interest expense increased by $0.1 million, or 2.4%, to $5.0 million for the three months ended March 31, 2003, from $4.9 million for the same period of 2002.

Interest and other income.    Interest and other income decreased by $51,000 to $23,000 for the three months ended March 31, 2003, compared to $74,000 for the same period in 2002. This decrease was primarily the result of a $53,000 gain recorded during the first quarter of 2002 relating to the sale of marketable securities.

Net income (loss).    We recognized net income of $1.0 million for the three months ended March 31, 2003, as compared to a net loss of $7.2 million for the same period of 2002, a change of $8.2 million. This increase was the result of the factors noted above and our adoption of SFAS 142 in the first quarter of 2002, which resulted in a noncash charge of $8.1 million in the first quarter of 2002 to reduce the carrying value of certain of our broadcast licenses. Such charge is reflected as a cumulative effect of accounting change in our condensed consolidated statement of operations for the three months ended March 31, 2002.

Adjusted EBITDA.    Adjusted EBITDA decreased to $7.5 million for the three months ended March 31, 2003 from $8.2 million for the same period in 2002, a change of $0.7 million. This decrease was primarily attributable to $0.7 million in local marketing agreement payments relating to our asset acquisitions pending in the first quarter of 2003.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and available borrowings under our $170.0 million revolving senior credit facility. Amounts available under the senior credit facility will begin decreasing quarterly, commencing on June 30, 2005 until the facility matures on September 30, 2009. Borrowings under the senior credit facility bear interest at a rate based on LIBOR or a base rate, plus an applicable margin that is dependent upon our leverage ratio (as defined in the senior credit agreement). As of March 31, 2003, we had $96.9 million outstanding under the senior credit facility and $73.1 million of available committed borrowing capacity. Under the indenture governing the senior subordinated notes, we are limited in our ability to borrow under the senior credit facility. We may borrow up to $150.0 million under the senior credit facility without restriction, but any amount over $150.0 million that we desire to borrow under the senior credit facility will be subject to our compliance with a specified leverage ratio (as defined in the indenture). As of March 31, 2003, out of the available $73.1 million borrowing capacity, we could have borrowed up to $53.1 million without having to meet the restrictions contained in the indenture governing the notes and remain in compliance with the covenant restrictions in our senior credit facility. We borrowed an additional $0.9 million on April 14, 2003 to complete our acquisition of selected assets of KEYH-AM, which currently leaves us with $72.2 million of available borrowing capacity. Of the available $72.2 million borrowing capacity, we may borrow up to $52.2 million without having to meet the restrictions contained in the indenture governing the notes and remain in compliance with the covenant restrictions in our senior credit facility. We may increase the borrowing capacity under our senior credit facility by up to an additional $30.0 million, subject to participation by our existing lenders or new lenders acceptable to the administrative agent under the senior credit facility and subject to restrictions in the indenture relating to our senior subordinated notes.

The senior credit facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above certain limits. Under the senior credit facility, we must also maintain specified financial ratios, such as a maximum total leverage ratio, a maximum senior leverage ratio, a minimum ratio of EBITDA (as defined in the senior credit agreement) to interest expense and a minimum ratio of EBITDA (as defined in the senior credit agreement) to fixed charges. As of March 31, 2003, we were in compliance with these covenants.

In July 2002, we issued $150.0 million of senior subordinated notes that mature in 2012. Under the terms of our senior subordinated notes, we will pay semi-annual interest payments of approximately $7.6 million each January 15 and July 15. The indenture governing the notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of March 31, 2003, we were in compliance with all these covenants.

In March 2001, our parent issued $30.0 million principal amount of 9% subordinated notes. Our parent’s 9% subordinated notes are subordinate in right of payment to the senior credit facility and the senior subordinated notes. The 9% subordinated notes will mature on the earliest of (i) July 9, 2013, (ii) their acceleration following the occurrence and continuance of a material event of default, (iii) a merger, sale or similar transaction involving our parent or substantially all of the subsidiaries of our parent, (iv) a sale or other disposition of a majority of our parent’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of our parent’s board of directors, and (v) the date on which the warrants issued in connection with our parent’s 9% subordinated notes are repurchased pursuant to the call options applicable to the warrants. Interest is not payable until maturity.

In connection with these 9% subordinated notes, our parent also issued warrants to purchase shares of its common stock. The warrants have a put feature, which would allow the warrant holders at any time on or after the maturity date of the subordinated notes, to require our parent to repurchase the warrants at fair market value under certain events, and a call feature, which would allow our parent to repurchase the warrants at its option under certain events. Since our parent is a holding company that has no operations or assets, other than its investment in us, and is dependent on us for cash flow, funding from us would be required. However, we have no legal obligation to provide that funding to our parent.

Our wholly owned subsidiary, Empire Burbank Studios, borrowed $3.25 million from City National Bank in July 1999, of which approximately $2.8 million was outstanding as of March 31, 2003. To secure that borrowing on a non-recourse basis, Empire Burbank Studios executed a mortgage on its property in Burbank, California in favor of City National Bank as security for the loan. The loan bears interest at 8.13% per annum. It is payable in monthly principal and interest payments of approximately $32,000 through maturity in August 2014.

For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under our senior credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include the construction of a corporate office and production facility in Houston, Texas, which we estimate to cost approximately $4.8 million, and the first phase of construction of digital television facilities for our television station in Houston, KZJL-TV, estimated to cost approximately $0.4 million. For our radio segment, our planned uses of liquidity during the next twelve months will include additional capital expenditures related to the corporate office building and production facility noted above, from which all of our radio stations in Houston will ultimately be broadcast. We believe that our cash on hand, cash provided by our operating activities and borrowings under our senior credit facility will be sufficient to permit us to meet our debt service obligations and fund operations for at least the next twelve months.

Cash and cash equivalents were $1.4 million and $4.2 million at December 31, 2002 and March 31, 2003, respectively.

Net cash flow used in operating activities was $0.1 million and $2.5 million for the period ended March 31, 2002 and 2003, respectively. The increase in our net cash flow used in operating activities was primarily the result of a larger decrease in accrued interest during the first quarter of 2003, as compared to the same period in 2002, primarily resulting from a $7.8 million interest payment for our senior subordinated notes in January 2003.

Net cash flow used in investing activities was $0.8 million and $1.5 million for the period ended March 31, 2002 and 2003, respectively. Net cash flow used in investing activities primarily reflects capital expenditures of $0.6 million and $1.3 million, respectively. The increase in capital expenditures during the first quarter of 2003 is primarily attributable to additional costs related to the construction of our new corporate facilities in Houston, which accounted for approximately $0.5 million of the increase.

Net cash flow provided by financing activities was $1.2 million and $6.8 million for the period ended March 31, 2002 and 2003, respectively. The increase in our net cash flow provided by financing activities is primarily attributable to additional borrowings under our senior credit facility during the first three months of 2003, as compared to the same period in 2002.

We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At March 31, 2003, such obligations and commitments were our senior credit facility, our senior subordinated notes, our operating leases and our agreements to purchase the selected assets of certain radio stations as follows:

		Payments due by Period from March 31, 2003
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 Years	After 5 Years
Long term debt	$249,692,368	$153,288	$348,323	$410,090	$248,780,667
Operating leases	9,376,376	983,342	1,690,492	1,725,105	4,977,437
Asset purchases	38,200,000	38,200,000	—	—	—

Total contractual cash obligations	$297,268,744	$39,336,630	$2,038,815	$2,135,195	$253,758,104

The above table does not include any interest payments under our long-term debt, our parent’s 9% subordinated notes or any deferred compensation amounts we may ultimately pay.

We have used, and expect to continue to use, a significant portion of our capital resources to fund acquisitions. Future acquisitions will be funded from amounts available under our senior credit facility, the proceeds of future equity or debt offerings and our internally generated cash flows. We currently anticipate that funds generated from operations and available borrowings under our senior credit facility will be sufficient to meet our anticipated cash requirements for the foreseeable future.

Inflation

We believe that inflation in recent years has not had a significant effect on our business. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net broadcast revenue for the year.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, acquisitions of radio station and television station assets, intangible assets, deferred compensation and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies and the related judgments and estimates affect the preparation of our consolidated financial statements.

Acquisitions of Radio Station and Television Assets

Our radio and television station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market (broadcast licenses). We generally do not acquire the existing format, or we change the format upon acquisition. As a result, a substantial portion of the purchase price for the assets of a radio or television station is allocated to its broadcast license. The allocations assigned to acquired broadcast licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired.

Allowance for Bad Debt

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including the current creditworthiness of each advertiser. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Intangible Assets

Under the Financial Accounting Standards Board’s new rules (Statement of Accounting Standard (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”), we no longer amortize intangible assets deemed to have indefinite lives. Instead, SFAS 142 requires that we review intangible assets with indefinite lives for impairment upon adoption and at least annually thereafter. We believe our broadcast licenses have indefinite lives under SFAS 142 and, accordingly, amortization expense is no longer recorded effective January 1, 2002.

Upon adoption of SFAS 142 in the first quarter of 2002, we recorded a non-cash charge of approximately $8.1 million to reduce the carrying value of certain of our broadcast licenses, which resulted primarily from the effects of increased competition in the stations’ respective markets. In calculating the impairment charge, the fair value of our broadcast licenses was determined using the discounted cash flow approach. This approach requires the projection of future cash flows and the restatement of these cash flows into their present valuation equivalent through the use of a discount rate.

The assessment of the fair values of our broadcast licenses are estimates which require careful consideration and judgments. If the operating results of our stations or conditions in the markets in which they operate change or fail to develop as anticipated, our estimates of the fair values may change in the future and result in impairment charges.

Deferred Compensation

We and our parent have entered into employment agreements with certain employees. The services required under the employment agreements are rendered to us and our subsidiaries and we pay amounts due under the employment agreements. Accordingly, we reflect amounts due under the employment agreements in our financial statements. In addition to annual compensation and other benefits, these agreements provide the executives with the ability to participate in the increase of the “net value” of our parent over certain base amounts. As part of the calculation of this incentive compensation, we used the income and market valuation approaches to determine the “net value” of our parent. The income approach analyzes future revenues and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Based on the “net value” of our parent as determined by the above methods, and based on the percentage of incentive compensation that has vested (as set forth in the employment agreements), we record noncash employee compensation expense (and a corresponding deferred compensation liability).

Our deferred compensation liability can increase based on changes in the applicable employee’s vesting percentage and can increase or decrease based on changes in the “net value” of our parent. We have two deferred compensation components that comprise the employee’s vesting percentage: (i) a component that vests in varying amounts over time; and (ii) a component that vests upon the attainment of certain performance measures (each unique to the individual agreements). We account for the time vesting component over the vesting periods specified in the employment agreements and account for the performance based component when we consider it probable that the performance measures will be attained.

Assuming no change in the “net value” of our parent from that at March 31, 2003, we would expect to record an additional $1.1 million of noncash deferred compensation expense through the end of 2003 relating solely to the time vesting portion of the deferred compensation.

Commitments and Contingencies

We periodically record the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called “contingencies,” and our accounting for such events is prescribed by SFAS No. 5, “Accounting for Contingencies.”

The accrual of a contingency involves considerable judgment on the part of our management. We use our internal expertise, and outside experts (such as lawyers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. We currently do not have any material contingencies that we believe require accrual or disclosure in our consolidated financial statements.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 did not have a material impact on our financial position or results of operations. As described above, under SFAS 142, we no longer amortize intangible assets deemed to have indefinite lives.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We adopted SFAS No. 144 on January 1, 2002. The adoption of the new standard did not have a material impact on our results of operations or financial position.

Cautionary Statement Regarding Forward-Looking Statements

The forward looking statements in this report, including statements concerning projections of our future results, operating profits and earnings, are based on current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by those statements. The risks and uncertainties include but are not limited to:

•	our dependence on advertising revenues;

•	general economic conditions in the United States;

•	our ability to reduce costs without adversely impacting revenues;

•	changes in the rules and regulations of the FCC;

•	our ability to attract, motivate and retain salespeople and other key personnel;

•	our ability to successfully convert acquired radio stations to a Spanish-language format;

•	our ability to maintain FCC licenses for our radio stations;

•	successful integration of acquired radio stations;

•	potential disruption from natural hazards;

•	our ability to protect our intellectual property rights; and

•	strong competition in the radio and television broadcasting industries.

The forward-looking statements in this report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is currently confined to our cash and cash equivalents, changes in interest rates related to borrowings under our senior credit facility, and changes in the fair value of our senior subordinated notes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We currently do not hedge interest rate exposure and are not exposed to the impact of foreign currency fluctuations.

We are exposed to changes in interest rates on our variable rate senior credit facility. A hypothetical 10% increase in the interest rates applicable to the year ended December 31, 2002 would have increased interest expense by approximately $0.6 million. Conversely, a hypothetical 10% decrease in the interest rates applicable to the year ended December 31, 2002 would have decreased interest expense by approximately $0.6 million. At December 31, 2002, we believe that the carrying value of amounts payable under our senior credit facility approximates its fair value based upon current yields for debt issues of similar quality and terms.

The fair value of our fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, the market value of our fixed rate debt would have decreased approximately $8.6 million at December 31, 2002. Conversely, a hypothetical 10% decrease in the interest rate, assuming all other conditions affecting market risk remain constant, would have resulted in an increase in market value of approximately $9.4 million at December 31, 2002. Management does not foresee nor expect any significant change in our exposure to interest rate fluctuations or in how such exposure is managed in the future.

Item 4.	Controls and Procedures

Within 90 days prior to the date of this report, an evaluation was performed under the supervision and with the participation of our management, including our Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended, Rule 13a-14c. Based upon that evaluation, our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date the evaluation was performed.

PART II.     OTHER INFORMATION

LBI MEDIA, INC.

Item 1.     Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2.     Changes in Securities and Use of Proceeds

None.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

On April 30, 2003, the Securities and Exchange Commission declared effective our registration statement on Form S-4 (File No. 333-100330) relating to an exchange offer for our 10 1/8% senior subordinated notes due 2012. The exchange offer began on May 2, 2003 and will expire on June 2, 2003, unless extended by us. We are offering to exchange $150 million of our 10 1/8% senior subordinated notes that have been registered under the Securities Act of 1933, as amended, for any and all of our outstanding $150 million aggregate principal amount 10 1/8% senior subordinated notes, which are subject to transfer restrictions.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of LBI Media, Inc., including amendments thereto(1)
3.2	Certificate of Ownership of LBI Intermediate Holdings, Inc., dated July 9, 2002(1)
3.3	Bylaws of LBI Media, Inc.(1)
4.1	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee(1)
4.2	Form of Old Note (included as Exhibit A-1 to Exhibit 4.1)
4.3	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)
4.4	Registration Rights Agreement dated July 9, 2002, among LBI Media, Inc., the Subsidiary and Guarantors and the Initial Purchasers(1)
4.5	Form of Certificate of Exchange of 10 1/8% Senior Subordinated Notes due 2012 (included as Exhibit C in Exhibit 4.1)
10.1	Employment Agreement, dated March 21, 2003, by and between LBI Media, Inc. and Brett Zane(1)
10.2

First Amendment to Amended and Restated Credit Agreement, dated April 15, 2003, by and among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, Fleet National Bank, as administrative agent, Fleet Securities, Inc., as sole lead arranger, General Electric Capital Corporation and U.S. Bank, N.A., as co-syndication agents, and CIT Lending Services Corporation and Suntrust Bank, as co-documentation agents(1)

99.1	Periodic Report Certification of the President and Chief Financial Officer

(1)	Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-100330) filed on February 27, 2003, as amended.

(b)  Form 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LBI MEDIA, INC.

By:	/s/ BRETT ZANE
Brett Zane Chief Financial Officer

Date: May 14, 2003

CERTIFICATION

I, Jose Liberman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LBI Media, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By:	/s/ JOSE LIBERMAN
Jose Liberman President

CERTIFICATION

I, Brett Zane, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of LBI Media, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

By:	/s/ BRETT ZANE
Brett Zane Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of LBI Media, Inc., including amendments thereto(1)

3.2	Certificate of Ownership of LBI Intermediate Holdings, Inc., dated July 9, 2002(1)

3.3	Bylaws of LBI Media, Inc.(1)

4.1	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee(1)

4.2	Form of Old Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.4	Registration Rights Agreement dated July 9, 2002, among LBI Media, Inc., the Subsidiary and Guarantors and the Initial Purchasers(1)

4.5	Form of Certificate of Exchange of 10 1/8% Senior Subordinated Notes due 2012 (included as Exhibit C in Exhibit 4.1)

10.1	Employment Agreement, dated March 21, 2003, by and between LBI Media, Inc. and Brett Zane(1)

10.2

First Amendment to Amended and Restated Credit Agreement, dated April 15, 2003, by and among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, Fleet National Bank, as administrative agent, Fleet Securities, Inc., as sole lead arranger, General Electric Capital Corporation and U.S. Bank, N.A., as co-syndication agents, and CIT Lending Services Corporation and Suntrust Bank, as co-documentation agents(1)

99.1	Periodic Report Certification of the President and Chief Financial Officer

(1)	Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-100330) filed on February 27, 2003, as amended.