Form 10-Q
period 2003-06-30
LBI MEDIA INC
filed 2003-08-14
CIK 1192503

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2003, there were approximately 100 shares outstanding of Common Stock, $0.01 par value.

LBI MEDIA, INC.
FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2003

	(Note 1)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,396,636	$1,804,226
Short-term investments	135,110	147,410
Accounts receivable (less allowance for doubtful accounts of $627,738 in 2002 and $793,086 in 2003)	9,986,636	13,120,861
Current portion of program rights, net	1,054,655	1,176,235
Amounts due from related parties	730,761	885,246
Current portion of employee advances	58,632	68,272
Prepaid expenses and other current assets	1,201,697	1,565,960

Total current assets	14,564,127	18,768,210
Property and equipment, net	49,044,267	52,187,122
Program rights, excluding current portion	1,817,659	1,613,291
Notes receivable from related parties	2,455,666	2,484,638
Employee advances, excluding current portion	656,265	708,759
Deferred financing costs, net	4,129,447	4,061,298
Broadcast licenses, net	198,323,152	239,126,111
Acquisition costs	475,937	97,151
Escrow funds	2,500,000	—
Other assets	—	30,845

Total assets	$273,966,520	$319,077,425

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,768,958	$2,054,474
Accrued interest	8,093,827	7,596,040
Program rights payable	58,324	96,970
Amounts due to related parties	133,695	249,990
Current portion of long-term debt	154,093	156,496

Total current liabilities	10,208,897	10,153,970
Long-term debt, excluding current portion	242,675,518	279,499,072
Deferred compensation	6,280,000	7,307,000
Deferred state income taxes	263,916	293,516
Other liabilities	95,095	145,888
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares —1,000
Issued and outstanding shares —100	1	1
Additional paid-in capital	22,657,667	22,657,667
Retained deficit	(8,221,264)	(998,679)
Accumulated other comprehensive income	6,690	18,990

Total stockholder’s equity	14,443,094	21,677,979

Total liabilities and stockholder’s equity	$273,966,520	$319,077,425

See accompanying notes.

LBI MEDIA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Revenues	$20,909,176	$25,871,930	$37,674,043	$44,591,170
Less agency commissions	2,329,730	3,255,939	4,120,441	5,521,611

Net revenues	18,579,446	22,615,991	33,553,602	39,069,559
Operating expenses:
Program and technical, exclusive of noncash employee compensation of $141,000 and $75,000 for the three months ended June 30, 2002 and 2003, respectively, and $471,000 and $234,000 for the six months ended June 30, 2002 and 2003, respectively, and depreciation shown below	2,429,870	3,355,019	4,654,415	6,265,975
Promotional, exclusive of depreciation shown below	555,554	422,010	854,350	670,072
Selling, general and administrative, exclusive of noncash employee compensation of $552,000 and $269,000 for the three months ended June 30, 2002 and 2003, respectively, and $1,982,000 and $793,000 for the six months ended June 30, 2002 and 2003, respectively, and depreciation shown below	5,243,157	6,361,034	9,482,307	12,163,096
Noncash employee compensation	693,000	344,000	2,453,000	1,027,000
Depreciation	799,796	864,763	1,524,314	1,658,974

Total operating expenses	9,721,377	11,346,826	18,968,386	21,785,117

Operating income	8,858,069	11,269,165	14,585,216	17,284,442
Interest expense	(4,806,823)	(5,092,647)	(9,668,712)	(10,072,219)
Interest and other income	10,785	31,748	84,692	54,362
Loss on sale of property and equipment	—	(4,000)	—	(4,000)

Income before income taxes and cumulative effect of accounting change	4,062,031	6,204,266	5,001,196	7,262,585
Provision for income taxes	10,400	20,000	20,800	40,000

Income before cumulative effect of accounting change	4,051,631	6,184,266	4,980,396	7,222,585
Cumulative effect of accounting change	—	—	(8,106,000)	—

Net income (loss)	$4,051,631	$6,184,266	$(3,125,604)	$7,222,585

See accompanying notes.

LBI MEDIA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,

	2002	2003

Operating activities
Net (loss) income	$(3,125,604)	$7,222,585
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of accounting change	8,106,000	—
Depreciation	1,524,314	1,658,974
Amortization of deferred financing costs	498,632	269,608
Noncash employee compensation	2,453,000	1,027,000
Gain on sale of investments	(52,976)	—
Loss on sale of property and equipment	—	4,000
Provision for doubtful accounts	90,014	466,483
Changes in operating assets and liabilities:
Accounts receivable	(2,905,606)	(3,600,708)
Program rights	(1,019,705)	82,788
Amounts due from related parties	(248,363)	(154,485)
Prepaid expenses and other current assets	206,137	(364,263)
Employee advances	(65,504)	(62,134)
Accounts payable and accrued expenses	663,905	285,516
Accrued interest	104,455	(497,787)
Program rights payable	—	38,646
Amounts due to related parties	42,989	116,295
Deferred state income tax payable	10,400	29,600
Other assets and liabilities	31,698	(9,024)

Net cash provided by operating activities	6,313,786	6,513,094

Investing activities
Purchase of property and equipment	(1,545,265)	(3,742,912)
Acquisition of radio and television station property and equipment	—	(1,075,417)
Acquisition costs	(843,605)	(97,151)
Acquisition of broadcast licenses	(2,228)	(37,827,022)
Amounts deposited in escrow for the acquisition of broadcast licenses	(157,500)	—
Proceeds from sale of property and equipment	—	12,500
Proceeds from sale of investment	216,592	—

Net cash used in investing activities	(2,332,006)	(42,730,002)

Financing activities
Proceeds from bank borrowings, net of financing costs	3,752,978	40,498,541
Payments on long-term debt	(6,789,469)	(3,874,043)

Net cash (used in) provided by financing activities	(3,036,491)	36,624,498

Net increase in cash and cash equivalents	945,289	407,590
Cash and cash equivalents at beginning of period	1,131,349	1,396,636

Cash and cash equivalents at end of period	$2,076,638	$1,804,226

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,351,688	$10,301,123

Income taxes	$10,400	$10,400

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

LBI Media, Inc. and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate radio and television stations located in California and Texas. In addition, the Company owns a television studio facility that is used to produce programming for Company-owned television stations and is also rented to independent third parties. The Company sells commercial airtime on its radio and television stations to national and local advertisers.

The Company’s KHJ-AM, KVNR-AM, KWIZ-FM, KBUE-FM, KBUA-FM and KEBN-FM radio stations service the Los Angeles, California market, while its KQUE-AM, KJOJ-AM, KSEV-AM, KEYH-AM, KJOJ-FM, KTJM-FM, KQQK-FM, KIOX-FM and KXGJ-FM radio stations service the Houston, Texas market.

The Company’s television stations, KRCA-TV, KZJL-TV and KSDX-TV, service the Los Angeles, California, Houston, Texas and San Diego, California markets, respectively.

The Company’s television studio facility is owned and operated by its wholly owned subsidiary, Empire Burbank Studios, Inc. (Empire) in Burbank, California.

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

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

The condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany amounts and transactions have been eliminated.

2.          Broadcast Licenses

Broadcast licenses acquired in conjunction with the acquisition of various radio and television stations were amortized over estimated useful lives ranging from 20 to 40 years, using the straight-line method through December 31, 2001. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, which was issued by the Financial Accounting Standards Board (“FASB”) in June 2001, companies are required to stop amortizing all goodwill and other intangible assets with indefinite lives (such as broadcast licenses). Instead, SFAS 142 requires that goodwill and intangible assets with indefinite lives be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. Other intangible assets will continue to be amortized over their estimated useful lives. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company.

Upon adoption of SFAS 142 in the quarter ended March 31, 2002, the Company recorded a noncash charge of approximately $8.1 million to reduce the carrying value of certain of its broadcast licenses. Such charge is reflected as a cumulative effect of an accounting change in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2002. In calculating the impairment charge, the fair value of the Company’s broadcast licenses was determined using the discounted cash flow approach. This approach requires the projection of future cash flows and the restatement of these cash flows into their present valuation equivalent through the use of a discount rate.

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

Accumulated amortization of broadcast licenses totaled approximately $17,696,000 at December 31, 2002 and June 30, 2003.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

3.          Long-Term Debt

Long-term debt consists of the following (not including the debt of the Parent – see discussion below):

	December 31, 2002	June 30, 2003

2002 Revolver	$90,000,000	$126,900,000
Senior Subordinated Notes	150,000,000	150,000,000
Empire Note	2,829,611	2,755,568

	242,829,611	279,655,568
Less current portion	(154,093)	(156,496)

	$242,675,518	$279,499,072

In July 1999, Empire issued an installment note payable to a bank for $3.25 million (the “Empire Note”), which bears interest at the rate of 8.13% per annum. The Empire Note is payable in monthly principal and interest payments of $31,530 through maturity in August 2014. The borrowings under the Empire Note are secured by substantially all of the assets of Empire.

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

The Senior Subordinated Notes bear interest at the rate of 10 1/8% per annum, and interest payments are to be made on a semi-annual basis each January 15 and July 15. The Company is a holding company that has no independent assets or operations. All of the Company’s subsidiaries are wholly owned and have provided full and unconditional joint and several guarantees of the Senior Subordinated Notes. The indenture governing the Senior Subordinated Notes contains certain restrictive covenants that, among other things, limit the Company’s ability to borrow under the 2002 Revolver. The Company may borrow up to $150.0 million under the 2002 Revolver without restrictions, but any amount over $150.0 million will be subject to the Company’s compliance with a specified leverage ratio (as defined in the indenture of the Senior Subordinated Notes). As of June 30, 2003, the Company had $43.1 million of available borrowing capacity. Of the $43.1 million available borrowing capacity, the Company could borrow up to $16.3 million without having to meet the restrictions contained in the indenture governing the Senior Subordinated Notes and remain in compliance with the covenant restrictions contained under the 2002 Revolver. The indenture also limits the Company’s ability to pay dividends.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Amounts available under the 2002 Revolver will begin decreasing quarterly, commencing on June 30, 2005, and continuing until maturity on September 30, 2009. Borrowings under the 2002 Revolver bear interest at the election of the Company, based on either the base rate (as defined in the senior credit agreement) or the LIBOR rate, in each case plus the applicable margin stipulated in the agreement ranging from 0.25% to 3.00% based on certain leverage ratios, as defined in the senior credit agreement and are secured by substantially all of the Company’s assets. The 2002 Revolver bears interest at floating rates (4.01% at December 31, 2002, and ranging from 3.56% to 3.65% at June 30, 2003). The Company may increase its borrowing capacity under the 2002 Revolver by an additional $30.0 million, subject to participation by its existing lenders or new lenders acceptable to the administrative agent under the 2002 Revolver and subject to restrictions in the indenture relating to its Senior Subordinated Notes.

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

In connection with the Refinancing in July 2002, the Company expensed approximately $6.1 million of previously deferred financing costs relating to the prior senior credit facilities and senior notes.

In addition, the Company loaned approximately $1.9 million to a stockholder of the Parent at the time of the Refinancing. The loan matures in 2009 and bears interest at the applicable federal rate (2.84% per annum). The Company also repaid notes payable to the stockholders of the Parent of approximately $1.9 million.

At June 30, 2003, the Company was in compliance with all covenants governing the 2002 Revolver and Senior Subordinated Notes.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

As of June 30, 2003, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years and thereafter as follows:

2003	$76,637
2004	163,076
2005	177,675
2006	192,887
2007	25,109,401
Thereafter	253,935,892

$279,655,568

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

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Parent Subordinated Notes or (ii) the closing of an underwritten public equity offering in which the Parent raises at least $25 million (subject to extension in certain circumstances).

A performance-based adjustment may increase or decrease the number of shares issued upon exercise of the warrants based on the Parent’s future consolidated broadcast cash flow (as defined). Upon the maturity date of the Parent Subordinated Notes, the payment in full of the Parent Subordinated Notes and the repurchase of the warrants, a change in control of the Parent or the exercise of the call or put options described below, the number of shares issuable upon the exercise of the warrants at the time of such event will be decreased by multiplying such number of shares by .9367, if the Parent achieves consolidated broadcast cash flow for the trailing 12 months in excess of 125% of its budgeted forecasts and in the case of the sale of the Parent, its total fair market value is greater than 13 times consolidated broadcast cash flow for the trailing 12 months. The number of shares issuable upon the exercise of the warrants will be increased by multiplying such number of shares by 1.0633, if the Parent achieves consolidated broadcast cash flow less than 75% of its budgeted plan for the trailing 12 months and in the case of the sale of the Parent, its total fair market value is less than 15 times consolidated broadcast cash flow for the trailing 12 months.

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

Put Right: The warrant holders have a “put right,” which entitles them at any time on or after the maturity date of the Parent Subordinated Notes to require the Parent to repurchase the warrants, or if the warrants have been exercised, the stock issued pursuant to the warrants, at the fair market value of the stock/warrants (the fair market value is subject to certain adjustments).

Call Right: If the Parent proposes an acquisition with a valuation of at least $5 million in connection with which any proposed financing source reasonably requires in good faith, as a condition of financing and/or permitting the acquisition, an amendment to the maturity date of the notes and a majority of the holders of the Parent Subordinated Notes do not agree to such amendment, the Parent has the right to purchase the warrants (or related stock, if the warrants have been issued) at fair market value, in connection with its payment in full of the aggregate of principal and interest outstanding under the Parent Subordinated Notes.

Based on the relative fair values at the date of issuance, the Parent allocated $13.6 million to the Parent Subordinated Notes and $16.4 million to the warrants. These fair values were determined by using the income and market valuation approaches. The income approach analyzes future revenues and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The Parent Subordinated Notes will be accreted through July 9, 2013, up to their $30 million redemption value; such accretion (approximately $820,000 and $232,000

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

during the three months ended June 30, 2002 and 2003, respectively, and approximately $1,640,000 and $459,000 during the six months ended June 30, 2002 and 2003, respectively) is recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants will be stated at fair value each reporting period ($28,400,000 at June 30, 2003), with subsequent changes in fair value being recorded as deferred financing costs and amortized to interest expense over the remaining life of the Parent Subordinated Notes.

4.          Acquisitions

On October 11, 2002, the Company completed its acquisition of selected assets of KQQK-FM, licensed in Houston, Texas, pursuant to an asset purchase agreement, dated as of April 5, 2002, between the Company and El Dorado Communications, Inc. and certain of its affiliates (“El Dorado”), as amended on October 8, 2002. At the same time, the Company terminated its local marketing agreement, which became effective on May 20, 2002. The aggregate purchase price was approximately $25,633,000, including acquisition costs of approximately $1,706,000. The Company changed the format, customer base, and employee base of the acquired station and the preliminary purchase price allocation is as follows:

Broadcast license	$25,238,000
Property and equipment	395,000

$25,633,000

On October 11, 2002, the Company also completed its acquisition of selected assets of KIOX-FM and KXGJ-FM, licensed to El Campo and Bay City, Texas, respectively, for an aggregate purchase price of approximately $3,450,000, including acquisition costs of approximately $305,000. The Company changed the format, customer base, and employee base of the acquired stations and the preliminary purchase price allocation is as follows:

Broadcast licenses	$1,666,000
Property and equipment	1,784,000

$3,450,000

On April 22, 2003, the Company completed its acquisition of selected assets of KEYH-AM, licensed in the Houston, Texas market, pursuant to an asset purchase agreement, dated as of April 5, 2002, between the Company and El Dorado, as amended on October 8, 2002. At the same time, the Company terminated its local marketing agreement, which became effective on May 20, 2002. The aggregate purchase price was approximately $6,475,000, including acquisition costs of approximately $750,000. The Company changed the format, customer base, and employee base of the acquired station and the preliminary purchase price allocation is as follows:

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Broadcast licenses	$5,588,000
Property and equipment	887,000

$6,475,000

On May 15, 2003, the Company completed its acquisition of selected assets of KMXN-FM, licensed in Garden Grove, California, pursuant to an asset purchase agreement, dated as of December 19, 2002, and terminated its local marketing agreement, which became effective on January 7, 2003. Subsequently, the Company changed the station’s call letters to KEBN-FM. The aggregate purchase price was approximately $35,382,000, including acquisition costs of approximately $382,000. The Company changed the format, customer base, and employee base of the acquired station and the preliminary purchase price allocation is as follows:

Broadcast licenses	$35,193,000
Property and equipment	189,000

$35,382,000

5.          Related Party Transactions

The Company’s national sales representative is an entity owned by the stockholders of the Parent. This national sales representative charged the Company approximately $360,000 and $683,000 during the three months ended June 30, 2002 and 2003, respectively, and approximately $545,000 and $913,000 during the six months ended June 30, 2002 and 2003, respectively. Such amounts, which the Company believes represent market rates, are included in selling expenses in the accompanying condensed consolidated statements of operations.

The Company owed its national sales representative approximately $134,000 and $250,000 as of December 31, 2002 and June 30, 2003, respectively. Such amounts are included in amounts due to related parties in the accompanying consolidated balance sheets.

The Company had approximately $2,541,000 and $2,763,000 due from stockholders of its Parent and from affiliated companies at December 31, 2002 and June 30, 2003, respectively. The Company loaned approximately $1,917,000 to a stockholder of its Parent in July 2002. These loans bear interest at the applicable federal rate and mature through July 2009. Additionally, at the direction of the stockholders of its Parent the Company has made advances to certain employees, organizations and individuals totaling approximately $1,360,000 and $1,384,000 at December 31, 2002 and June 30, 2003, respectively. These loans and advances plus accrued interest, are included in amounts due from related parties, notes receivable from related parties and employee advances in the accompanying condensed consolidated balance sheets.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

6.          Comprehensive Income (Loss)

Comprehensive income (loss) amounted to approximately $4,013,831 and $6,214,651 for the three months ended June 30, 2002 and 2003, respectively, and approximately ($3,182,438) and $7,234,885 for the six months ended June 30, 2002 and 2003, respectively.

7.          Segment Data

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The Company has two reportable segments – radio operations and television operations.

Management uses operating income before depreciation and noncash employee compensation as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net revenues:
Radio operations	$10,700,171	$12,650,740	$18,425,391	$21,426,957
Television operations	7,879,275	9,965,251	15,128,211	17,642,602

Consolidated net revenues	18,579,446	22,615,991	33,553,602	39,069,559

Operating expenses, excluding depreciation and noncash employee compensation:
Radio operations	4,532,559	5,504,277	7,785,105	10,345,739
Television operations	3,696,022	4,633,786	7,205,967	8,753,404

Consolidated operating expenses, excluding depreciation and noncash employee compensation	8,228,581	10,138,063	14,991,072	19,099,143

Operating income before depreciation and noncash employee compensation:
Radio operations	6,167,612	7,146,463	10,640,286	11,081,218
Television operations	4,183,253	5,331,465	7,922,244	8,889,198

Consolidated operating income before depreciation and noncash employee compensation	10,350,865	12,477,928	18,562,530	19,970,416

Depreciation expense:
Radio operations	380,956	345,214	754,117	663,088
Television operations	418,840	519,549	770,197	995,886

Consolidated depreciation expense	799,796	864,763	1,524,314	1,658,974

Noncash employee compensation:
Radio operations	693,000	344,000	2,453,000	1,027,000

Consolidated noncash employee compensation	693,000	344,000	2,453,000	1,027,000

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Operating income:
Radio operations	5,093,656	6,457,249	7,433,169	9,391,130
Television operations	3,764,413	4,811,916	7,152,047	7,893,312

Consolidated operating income	$8,858,069	$11,269,165	$14,585,216	$17,284,442

Total assets:
Radio operations	$105,255,075	$173,431,595	$105,255,075	$173,431,595
Television operations	131,724,496	128,149,832	131,724,496	128,149,832
Corporate	9,471,569	17,495,998	9,471,569	17,495,998

Consolidated total assets	$246,451,140	$319,077,425	$246,451,140	$319,077,425

Reconciliation of operating income before depreciation and noncash employee compensation to income before income taxes and cumulative effect of accounting change:
Operating income before depreciation and noncash employee compensation	$10,350,865	$12,477,928	$18,562,530	$19,970,416
Depreciation	(799,796)	(864,763)	(1,524,314)	(1,658,974)
Noncash employee compensation	(693,000)	(344,000)	(2,453,000)	(1,027,000)
Interest expense	(4,806,823)	(5,092,647)	(9,668,712)	(10,072,219)
Interest and other income	10,785	31,748	84,692	54,362
Loss on sale of property and equipment	—	(4,000)	—	(4,000)

Income before income taxes and cumulative effect of accounting change	$4,062,031	$6,204,266	$5,001,196	$7,262,585

8.          Subsequent Events

On July 14, 2003, the Company entered into an agreement to purchase selected assets of KMPX-TV serving the Dallas, Texas market, for an aggregate purchase price of $37.0 million, of which $1.5 million has been placed into escrow. The Company expects to complete this acquisition in the first quarter of 2004, subject to closing conditions specified in the asset purchase agreement, including approval by the Federal Communications Commission.

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

Overview

We own and operate radio and television stations in Los Angeles, California, Houston, Texas and San Diego, California. Our radio stations consist of four FM and two AM stations serving Los Angeles, California and its surrounding areas and five FM and four AM stations serving Houston, Texas and its surrounding areas. Our three television stations consist of full-power stations serving Los Angeles, California and Houston, Texas and a low-power station serving San Diego, California. We expect to enter the Dallas, Texas market with a full-power television station in the first quarter of 2004, pursuant to a definitive agreement we have already entered into. In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California.

We operate in two reportable segments, radio and television. We generate revenue from sales of national, regional and local advertising time on our television and radio stations, the sale of time on a contractual basis to brokered or infomercial customers on our radio and television stations, and, to a lesser extent, the leasing of our production facilities to outside entertainment companies. Advertising rates are, in large part, based on each station’s ability to attract audiences in demographic groups targeted by advertisers. We recognize revenues when the commercials are broadcast or the brokered time is made available to the customer. We incur commissions from agencies on local, regional and national advertising and our revenue reflects deductions from gross revenue for commissions to these agencies.

Our primary expenses are employee compensation, including commissions paid to our sales staffs and our national representative firms, marketing, promotion and selling, programming, engineering and general and administrative. Our programming expenses for television consist of costs related to the production of original programming content, production of local newscasts, and the acquisition of programming content from other sources.

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

On March 20, 2001, we completed our acquisition of selected assets of our radio stations KTJM-FM, KJOJ-FM, KQUE-AM, KJOJ-AM and KSEV-AM for an aggregate purchase price of $46.2 million (including acquisition costs). These stations are located in the Houston, Texas market. As a result of these acquisitions, we began broadcasting outside of Southern California for the first time. We began airing Spanish-language programming on three of these stations in July 2001.

On March 20, 2001, we also completed our acquisition of selected assets of KZJL-TV, licensed in Houston, Texas, for an aggregate purchase price of $57.8 million (including acquisition costs). The acquisition marked our first television station in the Houston, Texas market.

On October 11, 2002, we completed our acquisition of selected assets of KQQK-FM, licensed in Houston, Texas, for an aggregate purchase price of $25.6 million (including acquisition costs). The purchase was pursuant to an asset purchase agreement, dated as of April 5, 2002, with El Dorado, as amended on October 8, 2002. On April 22, 2003, we also acquired selected assets of radio station KEYH-AM, licensed in the Houston, Texas market, from El Dorado. We purchased KEYH-AM for an aggregate purchase price of approximately $6.5 million (including acquisition costs). We began operating both KQQK-FM and KEYH-AM on May 20, 2002 under two time brokerage agreements, and have significantly changed the format, customer base, revenue stream and employee base of these stations.

On October 11, 2002, we also completed our acquisition of selected assets of KIOX-FM and KXGJ-FM, licensed to El Campo and Bay City, Texas, respectively, for an aggregate purchase price of $3.5 million (including acquisition costs), and have significantly changed the format, customer base, revenue stream and employee base of these stations.

On May 15, 2003, we completed our acquisition of selected assets of KMXN-FM, licensed in Garden Grove, California, for an aggregate purchase price of $35.4 million (including acquisition costs) and subsequently changed the station’s call letters to KEBN-FM. We began operating the station in January 2003 under a time brokerage agreement and have significantly changed its format, customer base, revenue stream and employee base.

On July 14, 2003, we entered into an agreement to purchase selected assets of KMPX-TV serving the Dallas, Texas market, for an aggregate purchase price of $37.0 million, of which $1.5 million has been placed into escrow. We expect to complete this acquisition in the first quarter of 2004, subject to closing conditions specified in the asset purchase agreement, including approval by the Federal Communications Commission.

We generally experience lower operating margins for several months following the acquisition of selected assets of radio and television stations. This is primarily due to the time it takes to fully implement our formatting changes and build advertiser and viewer or listener support.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net revenues:
Radio	$10,700,171	$12,650,740	$18,425,391	$21,426,957
Television	7,879,275	9,965,251	15,128,211	17,642,602

Total	$18,579,446	$22,615,991	$33,553,602	$39,069,559

Total operating expenses before noncash employee compensation and depreciation:
Radio	$4,532,559	$5,504,277	$7,785,105	$10,345,739
Television	3,696,022	4,633,786	7,205,967	8,753,404

Total	$8,228,581	$10,138,063	$14,991,072	$19,099,143

Noncash employee compensation:
Radio	$693,000	$344,000	$2,453,000	$1,027,000
Television	—	—	—	—

Total	$693,000	$344,000	$2,453,000	$1,027,000

Depreciation:
Radio	$380,956	$345,214	$754,117	$663,088
Television	418,840	519,549	770,197	995,886

Total	$799,796	$864,763	$1,524,314	$1,658,974

Operating income:
Radio	$5,093,656	$6,457,249	$7,433,169	$9,391,130
Television	3,764,413	4,811,916	7,152,047	7,893,312

Total	$8,858,069	$11,269,165	$14,585,216	$17,284,442

Adjusted EBITDA (1):
Radio	$6,167,612	$7,146,463	$10,640,286	$11,081,218
Television	4,183,253	5,331,465	7,922,244	8,889,198

Total	$10,350,865	$12,477,928	$18,562,530	$19,970,416

Total assets:
Radio	$105,255,075	$173,431,595	$105,255,075	$173,431,595
Television	131,724,496	128,149,832	131,724,496	128,149,832
Corporate	9,471,569	17,495,998	9,471,569	17,495,998

Total	$246,451,140	$319,077,425	$246,451,140	$319,077,425

______________

(1)	We define Adjusted EBITDA as operating income plus depreciation and noncash employee compensation. The following is a reconciliation of net income (loss) to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2003	2002	2003

Net income (loss)	$4,051,631	$6,184,266	$(3,125,604)	$7,222,585
Cumulative effect of accounting change	—	—	8,106,000	—
Provision for income taxes	10,400	20,000	20,800	40,000
Interest expense	4,806,823	5,092,647	9,668,712	10,072,219
Interest and other income	(10,785)	(31,748)	(84,692)	(54,362)
Loss on sale of property and equipment	—	4,000	—	4,000

Operating income	$8,858,069	$11,269,165	$14,585,216	$17,284,442
Depreciation	799,796	864,763	1,524,314	1,658,974
Noncash employee compensation	693,000	344,000	2,453,000	1,027,000

Adjusted EBITDA	$10,350,865	$12,477,928	$18,562,530	$19,970,416

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Net Revenues. Net revenues increased by $4.0 million, or 21.7%, to $22.6 million for the three months ended June 30, 2003, from $18.6 million for the same period in 2002. This change was primarily attributable to a $2.8 million increase in net revenues in our Los Angeles market, and a $1.1 million increase in net revenues in our Houston market.

Net revenues for our radio segment increased by $2.0 million, or 18.2%, to $12.7 million for the three months ended June 30, 2003, from $10.7 million for the same period in 2002. This increase was primarily attributable to (i) a full quarter of operations for four stations in Houston, two of which we began operating in May 2002 and two of which we began operating in October 2002 and (ii) revenue growth in our Los Angeles market, reflecting the success of our focused programming and sales strategy.

Net revenues for our television segment increased by $2.0 million, or 26.5%, to $9.9 million for the three months ended June 30, 2003, from $7.9 million for the same period in 2002. This increase was largely attributable to (i) our popular programming in both our Los Angeles and Houston markets, and (ii) revenue growth in our San Diego market, as we began programming our station KSDX, with Spanish-language programming in February 2003.

Total operating expenses. Total operating expenses increased by $1.6 million, or 16.7%, to $11.3 million for the three months ended June 30, 2003, from $9.7 million for the same period in 2002. This increase was primarily the result of a $1.9 million increase in program and technical, promotional and selling, general and administrative expenses due to:

(i)	a $0.9 million increase in programming and technical expenses related to (a) additional production of in-house television programming, (b) incremental expenses related to a full quarter of operations for our four Houston radio asset acquisitions that we completed in 2002 and 2003, two of which we began operating under local marketing agreements in May 2002, and (c) overall company growth, and

(ii)	a $1.0 million increase in promotional, selling, general and administrative expenses related to (a) an increase in local marketing agreement costs, (b) the addition of four radio stations whose assets were acquired in 2002 and 2003, two of which we began operating under local marketing agreements in May 2002, and (c) general expense increases resulting from overall company growth, including sales commissions.

The overall increase in operating expenses was also attributable to a $0.1 million increase in depreciation expense. However, these increases were offset in part by a $0.4 million decrease in noncash employee compensation. Our deferred compensation liability can increase due to changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease based on changes in the net value of our parent.

Total operating expenses for our radio segment increased by $0.6 million, or 10.5%, to $6.2 million for the three months ended June 30, 2003, from $5.6 million for the same period of

2002. This increase was primarily the result of a $1.0 million increase in program and technical, promotional and selling, general and administrative expenses primarily due to:

(i)	a $0.5 million increase in programming and technical expenses related to (a) the incremental costs associated with a full quarter of operations for our four Houston radio asset acquisitions that we completed in 2002 and 2003, two of which we began operating under local marketing agreements in May 2002, and (b) overall company growth, and

(ii)	a $0.5 million increase in promotional, selling, general and administrative expenses related to (a) an increase in local marketing agreement costs, (b) the addition of four radio stations whose assets were acquired in 2002 and 2003, two of which we began operating under local marketing agreements in May 2002, and (c) general expense increases resulting from overall company growth, including sales commissions.

The increase in total operating expenses for our radio segment was offset in part by a $0.4 million decrease in noncash employee compensation.

Total operating expenses for our television segment increased by $1.0 million, or 25.2%, to $5.1 million for the three months ended June 30, 2003, from $4.1 million, for the same period in 2002. The increase was primarily the result of:

(i)	a $0.5 million increase in programming and technical expenses related to (a) additional production of in-house programming and (b) overall company growth,

(ii)	a $0.4 million increase in promotional, selling, general and administrative expenses related to overall company growth, including sales commissions, and

(iii)	a $0.1 million increase in depreciation expense.

Interest expense. Interest expense increased by $0.3 million, or 5.9%, to $5.1 million for the three months ended June 30, 2003, from $4.8 million for the same period of 2002.

Interest and other income. Interest and other income increased by approximately $21,000 to $32,000 for the three months ended June 30, 2003, compared to $11,000 for the same period in 2002. This change was primarily the result of the additional interest earned on (i) a $1.9 million loan made to a stockholder of our parent in July 2002 and (ii) funds invested in escrow accounts relating to the asset acquisitions completed during the second quarter of 2003.

Net income (loss). Net income increased by $2.1 million, or 52.6%, to $6.2 million for the three months ended June 30, 2003, as compared to $4.1 million for the same period of 2002. This increase was the result of the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased by $2.1 million, or 20.5%, to $12.5 million for the three months ended June 30, 2003 from $10.4 million for the same period in 2002. This increase was primarily the result of the revenue growth in all of our radio and television markets, coupled with moderate increases in operating costs.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Net Revenues. Net revenues increased by $5.5 million, or 16.4%, to $39.1 million for the six months ended June 30, 2003, from $33.6 million for the same period in 2002. This change was primarily attributable to a $2.9 million increase in net revenues in our Los Angeles market, and a $2.4 million increase in net revenues in our Houston market.

Net revenues for our radio segment increased by $2.9 million, or 16.3%, to $21.4 million for the six months ended June 30, 2003, from $18.5 million for the same period in 2002. This increase was primarily attributable to (i) a full six months of operations for four stations in Houston, two of which we began operating in May 2002 and two of which we began operating in October 2002 and (ii) revenue growth in our Los Angeles market, primarily reflecting the success of our focused programming and sales strategy.

Net revenues for our television segment increased by $2.6 million, or 16.6%, to $17.7 million for the six months ended June 30, 2003, from $15.1 million for the same period in 2002. This increase was largely attributable to (i) revenue growth in our Los Angeles and Houston markets, as we continue to capitalize on the success of our popular programming, and (ii) additional broadcasting revenues in our San Diego market, as we began programming our station KSDX with Spanish-language programming in February 2003. These increases were offset by a modest decline in revenues from the leasing of our television production facility.

Total operating expenses. Total operating expenses increased by $2.8 million, or 14.8%, to $21.8 million for the six months ended June 30, 2003 from $19.0 million for the same period in 2002. This increase was primarily the result of a $4.1 million increase in program and technical, promotional and selling, general and administrative expenses due to:

(i)	a $1.6 million increase in programming and technical expenses related to (a) additional production of in-house television programming (b) incremental expenses related to a full quarter of operations for our four Houston radio asset acquisitions that we completed in 2002 and 2003, two of which we began operating under local marketing agreements in May 2002, and (c) overall company growth, and

(ii)	a $2.5 million increase in promotional, selling, general and administrative expenses related to (a) an increase in local marketing agreement costs, (b) the addition of our four radio stations whose assets were acquired in 2002 and 2003, two of which we began operating under local marketing agreements in May 2002, and (c) general expense increases resulting from overall company growth, including sales commissions.

The overall increase in operating expenses was also attributable to a $0.1 million increase in depreciation expense. However, these increases were offset in part by a $1.4 million decrease in noncash employee compensation. Our deferred compensation liability can increase due to changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease based on changes in the net value of our parent.

Total operating expenses for our radio segment increased by $1.1 million, or 9.5%, to $12.1 million for the six months ended June 30, 2003, from $11.0 million for the same period of 2002. This increase was primarily the result of a $2.6 million increase in program and technical, promotional and selling, general and administrative expenses primarily due to:

(i)	a $0.7 million increase in programming and technical expenses related to (a) the incremental costs associated with a full six months of operations for our four Houston radio asset acquisitions that we completed in 2002 and 2003, two of which we began operating under local marketing agreements in May 2002, and (b) overall company growth, and

(ii)	a $1.9 million increase in promotional, selling, general and administrative expenses related to (a) an increase in local marketing agreement costs, (b) the addition of four radio stations whose assets were acquired in 2002 and 2003, two of which we began operating under local marketing agreements in May 2002 and (c) general expense increases resulting from overall company growth, including sales commissions.

The increase in total operating expenses for our radio segment was offset in part by a $0.1 million decrease in depreciation expense and a $1.4 million decrease in noncash employee compensation.

Total operating expenses for our television segment increased by $1.7 million, or 22.2%, to $9.7 million for the six months ended June 30, 2003, from $8.0 million, for the same period in 2002. The increase was primarily the result of:

(i)	a $0.9 million increase in programming and technical expenses related to (a) additional production of in-house programming and (b) overall company growth,

(ii)	a $0.6 million increase in promotional, selling, general and administrative expenses related to overall company growth, including sales commissions, and

(iii)	a $0.2 million increase in depreciation expense.

Interest expense. Interest expense increased by $0.4 million, or 4.2%, to $10.1 million for the six months ended June 30, 2003, from $9.7 million for the same period of 2002.

Interest and other income. Interest and other income decreased by approximately $31,000 to $54,000 for the six months ended June 30, 2003, from $85,000 for the same period in 2002. This decrease was primarily the result of a $53,000 gain recorded during the first quarter of 2002 relating to the sale of marketable securities. This was offset by additional interest earned during the first six months of 2003 on a $1.9 million loan made to a stockholder of our parent in July 2002.

Net income (loss). We recognized net income of $7.2 million for the six months ended June 30, 2003, as compared to a net loss of $3.1 million for the same period of 2002, a change of $10.3 million. This increase was the result of the factors noted above and our adoption of SFAS 142 in the first quarter of 2002, which resulted in a noncash charge of $8.1 million to reduce the carrying value of certain of our broadcast licenses. This charge is reflected as a cumulative effect of accounting change in our condensed consolidated statements of operations for the six months ended June 30, 2002.

Adjusted EBITDA. Adjusted EBITDA increased by $1.4 million, or 7.6%, to $20.0 million for the six months ended June 30, 2003 from $18.6 million for the same period in 2002. This increase was primarily attributable to net revenue growth in all of our radio and television markets, along with moderate increases in operating expenses. The change was offset in part by a $0.8 million increase in local marketing agreement payments, primarily relating to our Los Angeles asset acquisition, which was completed in the second quarter of 2003.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and available borrowings under our $170.0 million revolving senior credit facility. Amounts available under the senior credit facility will begin decreasing quarterly, commencing on June 30, 2005 until the facility matures on September 30, 2009. Borrowings under the senior credit facility bear interest at a rate based on LIBOR or a base rate, plus an applicable margin that is dependent upon our leverage ratio (as defined in the senior credit agreement). As of June 30, 2003, we had approximately $126.9 million outstanding under the senior credit facility and approximately $43.1 million of available committed borrowing capacity. Under the indenture governing the senior subordinated notes, we are limited in our ability to borrow under the senior credit facility. We may borrow up to $150.0 million under the senior credit facility without restriction, but any amount over $150.0 million that we desire to borrow under the senior credit facility will be subject to our compliance with a specified leverage ratio (as defined in the indenture). As of June 30, 2003, out of the available $43.1 million borrowing capacity, we could have borrowed up to $16.3 million without having to meet the restrictions contained in the indenture governing the notes and remain in compliance with the covenant restrictions in our senior credit facility. We may increase the borrowing capacity under our senior credit facility by up to an additional $30.0 million, subject to participation by our existing lenders or new lenders acceptable to the administrative agent under the senior credit facility and subject to restrictions in the indenture relating to our senior subordinated notes.

The senior credit facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above certain limits. Under the senior credit facility, we must also maintain specified financial ratios, such as a maximum total leverage ratio, a maximum senior leverage ratio, a minimum ratio of EBITDA (as defined in the senior credit agreement) to interest expense and a minimum ratio of EBITDA (as defined in the senior credit agreement) to fixed charges. As of June 30, 2003, we were in compliance with these covenants.

In July 2002, we issued $150.0 million of senior subordinated notes that mature in 2012. Under the terms of our senior subordinated notes, we will pay semi-annual interest payments of approximately $7.6 million each January 15 and July 15. The indenture governing the notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of June 30, 2003, we were in compliance with these covenants.

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

Our wholly owned subsidiary, Empire Burbank Studios, borrowed $3.25 million from City National Bank in July 1999, of which approximately $2.8 million was outstanding as of June 30, 2003. To secure that borrowing on a non-recourse basis, Empire Burbank Studios executed a mortgage on its property in Burbank, California in favor of City National Bank as security for the loan. The loan bears interest at 8.13% per annum. It is payable in monthly principal and interest payments of approximately $32,000 through maturity in August 2014.

For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under our senior credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include the construction of a corporate office and production facility in Houston, Texas, which we estimate to cost approximately $4.1 million. We will also construct a new analog antenna at the same site as our digital antenna. We estimate the costs to be approximately $1.3 million for this project. Additionally, we will use our existing capital resources and possibly alternative financing sources to fund the acquisition of selected assets of KMPX-TV in the first quarter of 2004. For our radio segment, our planned uses of liquidity during the next twelve months will include additional capital expenditures related to the corporate office building and production facility noted above, from which all of our radio stations in Houston will ultimately be broadcast. We may also renovate several radio towers located in the Houston market for approximately $3.5 million. We believe that our cash on hand, cash provided by our operating activities and borrowings under our senior credit facility will be sufficient to permit us to meet our debt service obligations and fund operations for at least the next twelve months.

Cash and cash equivalents were $1.4 million and $1.8 million at December 31, 2002 and June 30, 2003, respectively.

Net cash flow provided by operating activities was $6.3 million and $6.5 million for the six months ended June 30, 2002 and 2003, respectively. The increase in our net cash flow provided by operating activities was primarily the result of an increase in operating income, which was offset in part by a slight increase in net operating assets during the first six months of 2003, as compared to the same period in 2002.

Net cash flow used in investing activities was $2.3 million and $42.7 million for the six months ended June 30, 2002 and 2003, respectively. The increase in net cash flow used in investing activities is primarily attributable to the purchase of selected assets of two additional radio stations during the first six months of 2003, requiring $38.9 million in cash, and an increase in capital expenditures from $1.5 million during the first six months of 2002 to $3.7 million during the first six months of 2003. The increase in capital expenditures is primarily attributable to additional costs incurred to construct our new corporate facilities in Houston, which accounted for approximately $2.0 million of the total expenditures during the first six months of 2003.

Net cash flow used in financing activities was $3.0 million for the six months ended June 30, 2002, and net cash flow provided by financing activities was $36.6 million for the six months ended June 30, 2003. The change in our net cash flow used in financing activities is primarily attributable to the additional funds required during the first six months of 2003 to acquire selected assets of two additional radio stations.

We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At June 30, 2003, such obligations and commitments were our senior credit facility, our senior subordinated notes and our operating leases as follows:

		Payments due by Period from June 30, 2003

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 Years	After 5 Years

Long term debt	$279,655,568	$156,495	$355,610	$42,318,670	$236,824,793
Operating leases	9,370,749	1,014,422	1,838,191	1,761,351	4,756,785

Total contractual cash obligations	$289,026,317	$1,170,917	$2,193,801	$44,080,021	$241,581,578

The above table does not include any interest payments under our long-term debt, our parent’s 9% subordinated notes or any deferred compensation amounts we may ultimately pay. Also, since June 30, 2003, we have entered into a definitive agreement to acquire selected assets of a television station serving the Dallas, TX market for an aggregate purchase price of $37.0 million. The acquisition is dependent on approval from the Federal Communications Commission and other customary closing conditions.

We have used, and expect to continue to use, a significant portion of our capital resources to fund acquisitions. Future acquisitions will be funded from amounts available under our senior credit facility, the proceeds of future equity or debt offerings and our internally generated cash flows. We currently anticipate that funds generated from operations and available borrowings under our senior credit facility will be sufficient to meet our anticipated cash requirements for operations for the foreseeable future.

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

Upon adoption of SFAS 142 in the first quarter of 2002, we recorded a noncash charge of approximately $8.1 million to reduce the carrying value of certain of our broadcast licenses, which resulted primarily from the effects of increased competition in the stations’ respective markets. In calculating the impairment charge, the fair value of our broadcast licenses was determined using the discounted cash flow approach. This approach requires the projection of future cash flows and the restatement of these cash flows into their present valuation equivalent through the use of a discount rate.

The assessment of the fair values of our broadcast licenses are estimates which require careful consideration and judgments. If the operating results of our stations or conditions in the markets in which they operate change or fail to develop as anticipated, our estimates of the fair values may change in the future and result in impairment charges.

Deferred Compensation

We and our parent have entered into employment agreements with certain employees. The services required under the employment agreements are rendered to us and our subsidiaries and we pay amounts due under the employment agreements. Accordingly, we reflect amounts due under the employment agreements in our financial statements. In addition to annual compensation and other benefits, these agreements provide the executives with the ability to participate in the increase of the “net value” of our parent over certain base amounts. As part of the calculation of this incentive compensation, we used the income and market valuation approaches to determine the “net value” of our parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Based on the “net value” of our parent as determined by the above methods, and based on the percentage of incentive compensation that has vested (as set forth in the employment agreements), we record noncash employee compensation expense (and a corresponding deferred compensation liability).

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

Assuming no change in the “net value” of our parent from that at June 30, 2003, we would expect to record an additional $0.8 million of noncash deferred compensation expense through the end of 2003 relating solely to the time vesting portion of the deferred compensation.

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

•	our dependence on advertising revenues;

•	general economic conditions in the United States;

•	our ability to reduce costs without adversely impacting revenues;

•	changes in the rules and regulations of the FCC;

•	our ability to attract, motivate and retain salespeople and other key personnel;

•	our ability to successfully convert acquired radio and television stations to a Spanish-language format;

•	our ability to maintain FCC licenses for our radio and television stations;

•	successful integration of acquired radio and television stations;

•	potential disruption from natural hazards;

•	our ability to protect our intellectual property rights; and

•	strong competition in the radio and television broadcasting industries.

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

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
LBI MEDIA, INC.

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On April 1, 2003, our sole shareholder, LBI Holdings I., reelected Jose Liberman and Lenard D. Liberman as our directors until our next annual meeting of shareholders.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of LBI Media, Inc., including amendments thereto(1)

3.2	Certificate of Ownership of LBI Intermediate Holdings, Inc., dated July 9, 2002(1)

3.3	Bylaws of LBI Media, Inc.(1)

4.1	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee (1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Registration Rights Agreement dated July 9, 2002, among LBI Media, Inc., the Subsidiary and Guarantors and the Initial Purchasers (1)

4.4	Form of Certificate of Exchange of 10 1/8% Senior Subordinated Notes due 2012 (included as Exhibit C in Exhibit 4.1)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

______________

(1)	Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-100330) filed on February 27, 2003, as amended.

(b)	Form 8-K

We filed an 8-K on May 12, 2003 under Item 9 attaching the press release announcing our financial results for the three months ended March 31, 2003.

We filed another 8-K on May 16, 2003 reporting information under Items 5 and 9. The 8-K attached the transcript of our conference call on May 12, 2003 discussing our financial results for the three months ended March 31, 2003. We also announced the completion of our acquisition of selected assets of KMXN-FM, licensed in Garden Grove, California.

SIGNATURE

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LBI MEDIA, INC.
By:	/s/ Brett Zane

Brett Zane Chief Financial Officer

Date: August 13, 2003

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of LBI Media, Inc., including amendments thereto (1)

3.2	Certificate of Ownership of LBI Intermediate Holdings, Inc., dated July 9, 2002 (1)

3.3	Bylaws of LBI Media, Inc. (1)

4.1	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee (1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Registration Rights Agreement dated July 9, 2002, among LBI Media, Inc., the Subsidiary and Guarantors and the Initial Purchasers (1)

4.4	Form of Certificate of Exchange of 10 1/8% Senior Subordinated Notes due 2012 (included as Exhibit C in Exhibit 4.1)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

______________

(1)	Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-100330) filed on February 27, 2003, as amended.