Form 10-Q
period 2003-09-30
LBI MEDIA INC
filed 2003-11-14
CIK 1192503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-100330

LBI MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

California	95-4668901
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1845 West Empire Avenue

Burbank, California 91504

(Address of principal executive offices, excluding zip code) (Zip code)

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

As of September 30, 2003, there were approximately 100 shares outstanding of Common Stock, $0.01 par value.

LBI MEDIA, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LBI MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2003
	(Note 1)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,396,636	$269,120
Short-term investments	135,110	142,330
Accounts receivable (less allowance for doubtful accounts of $627,738 in 2002 and $943,086 in 2003)	9,986,636	13,426,452
Current portion of program rights, net	1,054,655	1,168,109
Amounts due from related parties	730,761	718,120
Current portion of employee advances	58,632	65,099
Prepaid expenses and other current assets	1,201,697	725,810

Total current assets	14,564,127	16,515,040
Property and equipment, net	49,044,267	53,907,537
Program rights, excluding current portion	1,817,659	1,722,089
Notes receivable from related parties	2,455,666	2,501,609
Employee advances, excluding current portion	656,265	750,299
Deferred financing costs, net	4,129,447	4,071,723
Broadcast licenses, net	198,323,152	239,393,860
Acquisition costs	475,937	379,870
Escrow funds	2,500,000	1,500,000
Other assets	—	1,071,168

Total assets	$273,966,520	$321,813,195

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,768,958	$2,526,134
Accrued interest	8,093,827	3,867,967
Program rights payable	58,324	42,324
Amounts due to related parties	133,695	206,475
Current portion of long-term debt	154,093	159,772

Total current liabilities	10,208,897	6,802,672
Long-term debt, excluding current portion	242,675,518	279,508,237
Deferred compensation	6,280,000	7,737,000
Deferred state income taxes	263,916	313,516
Other liabilities	95,095	171,284

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value:
Authorized shares —1,000
Issued and outstanding shares —100	1	1
Additional paid-in capital	22,657,667	22,657,667
Retained (deficit) earnings	(8,221,264)	4,608,908
Accumulated other comprehensive income	6,690	13,910

Total stockholders’ equity	14,443,094	27,280,486

Total liabilities and stockholders’ equity	$273,966,520	$321,813,195

See accompanying notes.

LBI MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues	$20,739,500	$26,210,203	$58,413,543	$70,801,373
Less agency commissions	2,352,132	3,377,969	6,472,573	8,899,580

Net revenues	18,387,368	22,832,234	51,940,970	61,901,793
Operating expenses:
Program and technical, exclusive of noncash employee compensation of $101,000 and $96,000 for the three months ended September 30, 2002 and 2003, respectively, and $572,000 and $330,000 for the nine months ended September 30, 2002 and 2003, respectively, depreciation and impairment of broadcast license shown below	2,730,676	3,147,165	7,385,091	9,413,140
Promotional, exclusive of depreciation and impairment of broadcast license shown below	352,399	534,901	1,206,749	1,204,973
Selling, general and administrative, exclusive of noncash employee compensation of $372,000 and $334,000 for the three months ended September 30, 2002 and 2003, respectively, and $2,354,000 and $1,127,000 for the nine months ended September 30, 2002 and 2003, respectively, depreciation and impairment of broadcast license shown below	5,621,847	6,535,250	15,104,154	18,698,346
Noncash employee compensation	473,000	430,000	2,926,000	1,457,000
Depreciation	814,775	906,258	2,339,089	2,565,232
Impairment of broadcast license	1,750,000		1,750,000

Total operating expenses	11,742,697	11,553,574	30,711,083	33,338,691

Operating income	6,644,671	11,278,660	21,229,887	28,563,102
Interest expense	(13,579,511)	(5,338,104)	(23,248,223)	(15,410,323)
Interest and other income	11,443	18,604	96,135	72,966
Loss on sale of property and equipment	(388,169)	—	(388,169)	(4,000)

(Loss) income before income taxes and cumulative effect of accounting change	(7,311,566)	5,959,160	(2,310,370)	13,221,745
Provision for income taxes	10,400	20,000	31,200	60,000

(Loss) income before cumulative effect of accounting change	(7,321,966)	5,939,160	(2,341,570)	13,161,745
Cumulative effect of accounting change	—	—	(8,106,000)	—

Net (loss) income	$(7,321,966)	$5,939,160	$(10,447,570)	$13,161,745

See accompanying notes.

LBI MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2002	2003
Operating activities
Net (loss) income	$(10,447,570)	$13,161,745
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of accounting change	8,106,000	—
Depreciation	2,339,089	2,565,232
Impairment of broadcast license	1,750,000	—
Amortization of deferred financing costs	6,716,489	407,380
Noncash employee compensation	2,926,000	1,457,000
Gain on sale of investments	(52,976)	—
Loss on sale of property and equipment	388,169	4,000
Provision for doubtful accounts	229,779	900,240
Changes in operating assets and liabilities:
Accounts receivable	(2,185,542)	(4,340,056)
Program rights	(919,285)	(17,884)
Amounts due from related parties	(319,972)	8,209
Prepaid expenses and other current assets	322,259	475,887
Employee advances	(96,622)	(100,501)
Accounts payable and accrued expenses	(428,235)	757,176
Accrued interest	2,024,816	(4,225,860)
Program rights payable	—	(16,000)
Amounts due to related parties	52,643	72,780
Deferred state income tax payable	20,800	49,600
Other assets and liabilities	51,020	(555,804)

Net cash provided by operating activities	10,476,862	10,603,144

Investing activities
Purchase of property and equipment	(3,488,632)	(6,340,598)
Acquisition of radio and television station property and equipment	—	(1,075,417)
Acquisition costs	(1,154,058)	(379,870)
Acquisition of broadcast licenses	(2,228)	(38,094,771)
Amounts deposited in escrow for the acquisition of broadcast licenses	(157,500)	(1,500,000)
Proceeds from sale of property and equipment	—	12,500
Loans to related parties	(2,027,995)	—
Repayment of loan due from related party	—	4,432
Deposits made towards capital expenditure projects	—	(514,105)
Proceeds from sale of investment	216,592	—

Net cash used in investing activities	(6,613,821)	(47,887,829)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings, net of financing costs	224,641,223	45,150,344
Payments on notes payable to related parties	(1,861,607)	—
Payments on long-term debt and bank borrowings	(222,757,767)	(8,661,602)
Distributions to Parent	(159,767)	(331,573)

Net cash (used in) provided by financing activities	(137,918)	36,157,169

Net increase (decrease) in cash and cash equivalents	3,725,123	(1,127,516)
Cash and cash equivalents at beginning of period	1,131,349	1,396,636

Cash and cash equivalents at end of period	$4,856,472	$269,120

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,880,361	$8,911,193

Income taxes	$10,400	$—

See accompanying notes.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

LBI Media, Inc. was incorporated in California as LBI Holdings II, Inc. and is a wholly owned subsidiary of LBI Media Holdings, Inc (Media Holdings). Media Holdings is a wholly owned subsidiary of LBI Holdings I, Inc. (the “Parent”). Pursuant to an Assignment and Exchange Agreement dated September 29, 2003 between the Parent and Media Holdings, the Parent assigned to Media Holdings all of its right, title and interest in 100 shares of common stock of LBI Media, Inc. (constituting all of the outstanding shares of LBI Media, Inc.) in exchange for 100 shares of common stock of Media Holdings. Thus, upon consummation of the exchange, LBI Media, Inc. became a wholly owned subsidiary of Media Holdings. LBI Media, Inc. is a holding company with substantially no assets, operations or cash flows other than its investment in its subsidiaries.

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

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

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

The condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany amounts and transactions have been eliminated. The accounts of Media Holdings and the Parent, including certain indebtedness (see Note 3), are not included in the accompanying unaudited condensed financial statements.

2. Broadcast Licenses

Broadcast licenses acquired in conjunction with the acquisition of various radio and television station assets were amortized over estimated useful lives ranging from 20 to 40 years, using the straight-line method through December 31, 2001. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, which was issued by the Financial Accounting Standards Board (“FASB”) in June 2001, companies are required to stop amortizing all goodwill and other intangible assets with indefinite lives (such as broadcast licenses). Instead, SFAS 142 requires that goodwill and intangible assets with indefinite lives be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. Other intangible assets will continue to be amortized over their estimated useful lives. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company.

Upon adoption of SFAS 142 during the quarter ended March 31, 2002, the Company recorded a noncash charge of approximately $8.1 million to reduce the carrying value of certain of its broadcast licenses. Such charge is reflected as a cumulative effect of an accounting change in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2002. In the third quarter of 2002, the Company recorded an additional $1.8 million noncash impairment write-down relating to one of its broadcast licenses. In calculating the impairment charges, the fair value of the Company’s broadcast licenses was determined using the discounted cash flow approach. This approach requires the projection of future cash flows and the restatement of these cash flows into their present valuation equivalent through the use of a discount rate.

The carrying value of broadcast licenses is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio and television stations for indicators of impairment. If indicators of impairment were identified and the discounted cash flows estimated to be generated from these assets were less than the carrying

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

value, an adjustment to reduce the carrying value to the fair market value of the assets would be recorded, if necessary. No adjustments to the carrying amounts of broadcast licenses for impairment were made during the three or nine months ended September 30, 2003.

Accumulated amortization of broadcast licenses totaled approximately $17,696,000 at December 31, 2002 and September 30, 2003.

3. Long-Term Debt

Long-term debt consists of the following (not including the debt of Media Holdings or the Parent – see discussion below):

	December 31, 2002	September 30, 2003
2002 Revolver	$90,000,000	$126,950,000
Senior Subordinated Notes	150,000,000	150,000,000
Empire Note	2,829,611	2,718,009

	242,829,611	279,668,009
Less current portion	(154,093)	(159,772)

	$242,675,518	$279,508,237

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

The Senior Subordinated Notes bear interest at the rate of 10 1/8% per annum, and interest payments are to be made on a semi-annual basis each January 15 and July 15. The Company is a holding company that has no independent assets or operations. All of the Company’s subsidiaries are wholly owned and have provided full and unconditional joint and several guarantees of the Senior Subordinated Notes. The indenture governing the Senior Subordinated Notes contains certain restrictive covenants that, among other things, limit the

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

Company’s ability to borrow under the 2002 Revolver. The Company may borrow up to $150.0 million under the 2002 Revolver without restrictions, but any amount over $150.0 million will be subject to the Company’s compliance with a specified leverage ratio (as defined in the indenture of the Senior Subordinated Notes). As of September 30, 2003, the Company had approximately $43.0 million of available borrowing capacity. Of the $43.0 million available borrowing capacity, the Company could borrow up to $23.0 million without having to meet the restrictions contained in the indenture governing the Senior Subordinated Notes and remain in compliance with the covenant restrictions contained under the 2002 Revolver. The indenture also limits the Company’s ability to pay dividends.

Amounts available under the 2002 Revolver will begin decreasing quarterly, commencing on June 30, 2005, and continuing until maturity on September 30, 2009. Borrowings under the 2002 Revolver bear interest at the election of the Company, based on either the base rate (as defined in the senior credit agreement) or the LIBOR rate, in each case plus the applicable margin stipulated in the agreement ranging from 0.25% to 3.00% based on certain leverage ratios, as defined in the senior credit agreement, and are secured by substantially all of the Company’s assets. The 2002 Revolver bears interest at floating rates (4.01% at December 31, 2002, and ranging from 3.87% to 3.95% at September 30, 2003). The Company may increase its borrowing capacity under the 2002 Revolver by an additional $30.0 million, subject to participation by its existing lenders or new lenders acceptable to the administrative agent under the 2002 Revolver and subject to restrictions in the indenture relating to its Senior Subordinated Notes.

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

In connection with the Refinancing in July 2002, the Company expensed approximately $6.1 million of previously deferred financing costs relating to the former senior credit facility and senior notes.

In addition, the Company loaned approximately $1.9 million to a stockholder of the Parent at the time of the Refinancing. The loan matures in 2009 and bears interest at the applicable federal rate (2.84% per annum). The Company also repaid notes payable to the stockholders of the Parent of approximately $1.9 million.

At September 30, 2003, the Company was in compliance with all covenants governing the 2002 Revolver and Senior Subordinated Notes.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

As of September 30, 2003, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years and thereafter as follows:

2003	$39,016
2004	163,076
2005	177,675
2006	192,887
2007	25,159,401
Thereafter	253,935,954

$279,668,009

The above table does not include interest payments and scheduled repayments relating to debt of Media Holdings or the Parent, and does not include any deferred compensation amounts the Company may ultimately pay. Pursuant to SEC guidelines, debt of Media Holdings and the Parent is not reflected in the Company’s financial statements because (a) the Company will not assume the debt of Media Holdings or the Parent, either presently or in a planned transaction in the future; (b) the proceeds from the offering of $150.0 million of Senior Subordinated Notes due 2012 were not used to retire all or a part of the debt of Media Holdings or the Parent; and (c) the Company does not guarantee or pledge its assets as collateral for the debt of Media Holdings or the Parent. Media Holdings and the Parent are holding companies that have no assets, operations or cash flows other than the investments in their subsidiaries. Accordingly, funding from the Company will be required for Media Holdings and the Parent to repay their debt. The Parent’s debt is expressly subordinated and the debt of Media Holdings (see Note 8), is structurally subordinated to the 2002 Revolver and Senior Subordinated Notes. The Parent’s debt is described below.

On March 20, 2001, the Parent entered into an agreement whereby in exchange for $30.0 million, it issued junior subordinated notes (the “Parent Subordinated Notes”) and warrants to the holders of the Parent Subordinated Notes to initially acquire 14.02 shares (approximately 6.55%) of the Parent’s common stock at an initial exercise price of $.01 per share. Interest on the Parent Subordinated Notes accrues at 9% per annum. In connection with the Refinancing discussed above and Media Holdings’ issuance of Senior Discount Notes in October 2003 (see Note 8), the terms of the Parent Subordinated Notes and the related warrants were amended. The following information gives effect to such amendments. The Parent Subordinated Notes initially bear interest at 9% per year and will bear interest at 13% per year beginning September 21, 2009. The Parent Subordinated Notes will mature on the earliest of (i) January 31, 2014, (ii) their acceleration following the occurrence and continuance of a material event of default (as defined in the agreement), (iii) a merger, sale or similar transaction involving the Parent or substantially all of the subsidiaries of the Parent, (iv) a sale or other disposition of a majority of the Parent’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of the Parent’s board of directors, and (v) the date on which the warrants issued in connection with the Parent Subordinated Notes are repurchased pursuant to the call options applicable to such warrants. Interest is not payable until maturity.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

The warrants will expire on the earlier of (i) the later of (a) July 31, 2015, and (b) the date which is six months from the payment in full of all outstanding principal and interest on the Parent Subordinated Notes or (ii) the closing of an underwritten public equity offering in which the Parent raises at least $25.0 million (subject to extension in certain circumstances).

A performance-based adjustment may increase or decrease the number of shares issued upon exercise of the warrants based on the future consolidated broadcast cash flow (as defined) of the Parent. Upon the maturity date of the Parent Subordinated Notes, the payment in full of the Parent Subordinated Notes and the repurchase of the warrants, a change in control of the Parent or the exercise of the call or put options described below, the number of shares issuable upon the exercise of the warrants at the time of such event will be decreased by multiplying such number of shares by .9367, if the Parent achieves consolidated broadcast cash flow for the trailing 12 months in excess of 125% of its budgeted forecasts and in the case of the sale of the Parent, its total fair market value is greater than 13 times consolidated broadcast cash flow for the trailing 12 months. The number of shares issuable upon the exercise of the warrants will be increased by multiplying such number of shares by 1.0633, if the Parent achieves consolidated broadcast cash flow less than 75% of its budgeted plan for the trailing 12 months and in the case of the sale of the Parent, its total fair market value is less than 15 times consolidated broadcast cash flow for the trailing 12 months.

The warrants contain a put right and a call right as described below. If either of these rights is exercised, it could require a significant amount of cash from the Company to repurchase the warrants, since the Parent is a holding company that has no operations or assets, other than its investment in Media Holdings, and is dependent on the Company for cash flow. However, the Company has no legal obligation to provide that funding.

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

Based on the relative fair values at the date of issuance, the Parent allocated $13.6 million to the Parent Subordinated Notes and $16.4 million to the warrants. These fair values were determined by using the income and market valuation approaches. The income approach analyzes future revenues and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

estimated fair value. The Parent Subordinated Notes will be accreted through January 31, 2014, up to their $30.0 million redemption value; such accretion (approximately $272,000 and $238,000 during the three months ended September 30, 2002 and 2003, respectively, and approximately $1,912,000 and $697,000 during the nine months ended September 30, 2002 and 2003, respectively) is recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants will be stated at fair value each reporting period ($28,500,000 at September 30, 2003), with subsequent changes in fair value being recorded as deferred financing costs and amortized to interest expense over the remaining life of the Parent Subordinated Notes.

4. Acquisitions

On October 11, 2002, the Company completed its acquisition of selected assets of KQQK-FM, licensed to Houston, Texas, pursuant to an asset purchase agreement, dated as of April 5, 2002, between the Company and El Dorado Communications, Inc. and certain of its affiliates (“El Dorado”), as amended on October 8, 2002. At the same time, the Company terminated its local marketing agreement, which became effective on May 20, 2002. The aggregate purchase price was approximately $25,635,000, including acquisition costs of approximately $1,635,000. The Company changed the format, customer base, and employee base of the acquired station and the preliminary purchase price allocation is as follows:

Broadcast license	$25,240,000
Property and equipment	395,000

$25,635,000

On October 11, 2002, the Company also completed its acquisition of selected assets of KIOX-FM and KXGJ-FM, licensed to El Campo and Bay City, Texas, respectively, for an aggregate purchase price of approximately $3,451,000, including acquisition costs of approximately $306,000. The Company changed the format, customer base, and employee base of the acquired stations and the preliminary purchase price allocation is as follows:

Broadcast licenses	$1,667,000
Property and equipment	1,784,000

$3,451,000

On April 22, 2003, the Company completed its acquisition of selected assets of KEYH-AM, licensed to Houston, Texas, pursuant to an asset purchase agreement, dated as of April 5, 2002, between the Company and El Dorado, as amended on October 8, 2002. At the same time, the Company terminated its local marketing agreement, which became effective on May 20, 2002. The aggregate purchase price was approximately $6,480,000, including acquisition costs of approximately $756,000. The Company changed the format, customer base, and employee base of the acquired station and the preliminary purchase price allocation is as follows:

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

Broadcast licenses	$5,594,000
Property and equipment	886,000

$6,480,000

On May 15, 2003, the Company completed its acquisition of selected assets of KMXN-FM, licensed to Garden Grove, California, pursuant to an asset purchase agreement, dated as of December 19, 2002, and terminated its local marketing agreement, which became effective on January 7, 2003. Subsequently, the Company changed the station’s call letters to KEBN-FM. The aggregate purchase price was approximately $35,641,000, including acquisition costs of approximately $641,000. The Company changed the format, customer base, and employee base of the acquired station and the preliminary purchase price allocation as follows:

Broadcast licenses	$35,452,000
Property and equipment	189,000

$35,641,000

On July 14, 2003, the Company entered into an agreement to purchase selected assets of KMPX-TV serving the Dallas-Fort Worth, Texas market, for an aggregate purchase price of $37.0 million, of which $1.5 million has been placed into escrow. The Company expects to complete this acquisition in January 2004, subject to closing conditions specified in the asset purchase agreement, including approval by the Federal Communications Commission.

5. Related Party Transactions

The Company’s national sales representative is an entity owned by the stockholders of the Parent. This national sales representative charged the Company approximately $383,000 and $689,000 during the three months ended September 30, 2002 and 2003, respectively, and approximately $927,000 and $1,603,000 during the nine months ended September 30, 2002 and 2003, respectively. Such amounts, which the Company believes represent market rates, are included in selling expenses in the accompanying condensed consolidated statements of operations.

The Company owed its national sales representative approximately $134,000 and $206,000 as of December 31, 2002 and September 30, 2003, respectively. Such amounts are included in amounts due to related parties in the accompanying condensed consolidated balance sheets.

The Company had approximately $2,541,000 and $2,660,000 due from stockholders of the Parent and from affiliated companies at December 31, 2002 and September 30, 2003, respectively. The Company loaned approximately $1,917,000 to a stockholder of the Parent in July 2002. These loans bear interest at the applicable federal rate and mature through July 2009. Additionally, at the direction of the stockholders of the Parent, the Company has made advances

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

to certain employees, organizations and individuals totaling approximately $1,360,000 and $1,375,000 at December 31, 2002 and September 30, 2003, respectively. These loans and advances plus accrued interest, are included in amounts due from related parties, notes receivable from related parties and employee advances in the accompanying condensed consolidated balance sheets.

6. Comprehensive (Loss) Income

Comprehensive (loss) income amounted to approximately ($7,314,446) and $5,934,080 for the three months ended September 30, 2002 and 2003, respectively, and approximately ($10,496,884) and $13,168,965 for the nine months ended September 30, 2002 and 2003, respectively.

7. Segment Data

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The Company has two reportable segments – radio operations and television operations.

Management uses operating income before depreciation, impairment of broadcast license and noncash employee compensation as its measure of profitability for purposes of assessing performance and allocating resources.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net revenues:
Radio operations	$10,574,805	$12,709,068	$29,000,196	$34,136,025
Television operations	7,812,563	10,123,166	22,940,774	27,765,768

Consolidated net revenues	18,387,368	22,832,234	51,940,970	61,901,793

Operating expenses, excluding depreciation, impairment of broadcast license and noncash employee compensation:
Radio operations	4,988,992	5,303,451	12,774,097	15,649,190
Television operations	3,715,930	4,913,865	10,921,897	13,667,269

Consolidated operating expenses, excluding depreciation, impairment of broadcast license and noncash employee compensation	8,704,922	10,217,316	23,695,994	29,316,459

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Operating income before depreciation, impairment of broadcast license and noncash employee compensation:
Radio operations	5,585,813	7,405,617	16,226,099	18,486,835
Television operations	4,096,633	5,209,301	12,018,877	14,098,499

Consolidated operating income before depreciation, impairment of broadcast license and noncash employee compensation	9,682,446	12,614,918	28,244,976	32,585,334

Depreciation expense:
Radio operations	359,325	366,363	1,113,442	1,029,451
Television operations	455,450	539,895	1,225,647	1,535,781

Consolidated depreciation expense	814,775	906,258	2,339,089	2,565,232

Impairment of broadcast license:
Television operations	1,750,000	—	1,750,000	—

Consolidated impairment of broadcast license	1,750,000	—	1,750,000	—

Noncash employee compensation:
Radio operations	473,000	430,000	2,926,000	1,457,000

Consolidated noncash employee compensation	473,000	430,000	2,926,000	1,457,000

Operating income:
Radio operations	4,753,488	6,609,254	12,186,657	16,000,384
Television operations	1,891,183	4,669,406	9,043,230	12,562,718

Consolidated operating income	$6,644,671	$11,278,660	$21,229,887	$28,563,102

Total assets:
Radio operations	$107,234,435	$177,032,090	$107,234,435	$177,032,090
Television operations	124,046,485	129,800,219	124,046,485	129,800,219
Corporate	15,219,076	14,980,886	15,219,076	14,980,886

Consolidated total assets	$246,499,996	$321,813,195	$246,499,996	$321,813,195

Reconciliation of operating income before depreciation, impairment of broadcast license and noncash employee compensation to (loss) income before income taxes and cumulative effect of accounting change:

Operating income before depreciation, impairment of broadcast license and noncash employee compensation	$9,682,446	$12,614,918	$28,244,976	$32,585,334
Depreciation	(814,775)	(906,258)	(2,339,089)	(2,565,232)
Impairment of broadcast license	(1,750,000)	—	(1,750,000)	—
Noncash employee compensation	(473,000)	(430,000)	(2,926,000)	(1,457,000)
Interest expense	(13,579,511)	(5,338,104)	(23,248,223)	(15,410,323)
Interest and other income	11,443	18,604	96,135	72,966
Loss on sale of property and equipment	(388,169)	—	(388,169)	(4,000)

(Loss) income before income taxes and cumulative effect of accounting change	$(7,311,566)	$5,959,160	$(2,310,370)	$13,221,745

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

8. Subsequent Events

On October 10, 2003, Media Holdings issued $68,428,000 aggregate principal amount at maturity of 11% Senior Discount Notes due 2013. The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Media Holdings contributed all of the net proceeds to LBI Media, Inc., which it used to repay a portion of the indebtedness outstanding under the 2002 Revolver.

On October 30, 2003, Media Holdings filed a Registration Statement on Form S-4 (File No. 333-110112) with the Securities and Exchange Commission for the exchange of its Senior Discount Notes due 2013 for notes of like principal amount that have been registered under the federal securities laws.

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

Overview

We own and operate radio and television stations in Los Angeles, California, Houston, Texas and San Diego, California. Our radio stations consist of four FM and two AM stations serving Los Angeles, California and its surrounding areas and five FM and four AM stations serving Houston, Texas and its surrounding areas. Our three television stations consist of full-power stations serving Los Angeles, California and Houston, Texas and a low-power station serving San Diego, California. We expect to enter the Dallas, Texas market with a full-power television station in January 2004, pursuant to a definitive agreement we have already entered into. In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California.

We operate in two reportable segments, radio and television. We generate revenue from sale of national, regional and local advertising time on our television and radio stations, the sale of time on a contractual basis to brokered or infomercial customers on our radio and television stations, and, to a lesser extent, the leasing of our production facilities to outside entertainment companies. Advertising rates are, in large part, based on each station’s ability to attract audiences in demographic groups targeted by advertisers. We recognize revenues when the commercials are broadcast or the brokered time is made available to the customer. We incur commissions from agencies on local, regional and national advertising and our revenue reflects deductions from gross revenue for commissions to these agencies.

Our primary expenses are employee compensation, including commissions paid to our sales staff and our national representative firms, marketing, promotion and selling, programming, engineering and general and administrative. Our programming expenses for television consist of costs related to the production of original programming content, production of local newscasts, and the acquisition of programming content from other sources.

The performance of broadcasting companies is customarily measured by their ability to generate what we refer to as Adjusted EBITDA. We define Adjusted EBITDA as net loss (income) plus cumulative effect of accounting change, income tax expense, loss on sale of property and equipment, net interest expense, depreciation, impairment of broadcast license and noncash employee compensation. Adjusted EBITDA is not a measure of liquidity calculated in accordance with accounting principles generally accepted in the United States, and should be viewed as a supplement to, and not a substitute for, our results of operations presented on the basis of accounting principles generally accepted in the United States. We use this financial information because management believes it is useful for all investors and users of our financial statements in understanding our cash flows. In addition, we believe that Adjusted EBITDA is useful because it is generally recognized by the broadcasting industry as a measure of liquidity. Adjusted EBITDA does not purport to represent cash flow provided by operating activities. Our statement of cash flows presents our cash flow activity in accordance with accounting principles generally accepted in the United States. Furthermore, Adjusted EBITDA is not comparable to similarly titled measures reported by other companies.

We are organized as a California corporation and are a “qualified S subsidiary” under federal and California state tax laws. As such, we are deemed for tax purposes to be part of our indirect parent, an “S corporation,” and our taxable income is reported by the shareholders of LBI Holdings I, the sole shareholder of our direct parent, on their respective federal and state income tax returns.

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

On May 15, 2003, we completed our acquisition of selected assets of KMXN-FM, licensed in Garden Grove, California, for an aggregate purchase price of $35.6 million (including acquisition costs) and subsequently changed the station’s call letters to KEBN-FM. We began operating the station in January 2003 under a time brokerage agreement and have significantly changed its format, customer base, revenue stream and employee base.

On July 14, 2003, we entered into an agreement to purchase selected assets of KMPX-TV serving the Dallas, Texas market, for an aggregate purchase price of $37.0 million, of which $1.5 million has been placed into escrow. We expect to complete this acquisition in January 2004, subject to closing conditions specified in the asset purchase agreement, including approval by the Federal Communications Commission.

We generally experience lower operating margins for several months following the acquisition of selected radio and television station assets. This is primarily due to the time it takes to fully implement our formatting changes and build advertiser and viewer or listener support.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net revenues:
Radio	$10,574,805	$12,709,068	$29,000,196	$34,136,025
Television	7,812,563	10,123,166	22,940,774	27,765,768

Total	$18,387,368	$22,832,234	$51,940,970	$61,901,793

Total operating expenses before noncash employee compensation depreciation and impairment of broadcast license:
Radio	$4,988,992	$5,303,451	$12,774,097	$15,649,190
Television	3,715,930	4,913,865	10,921,897	13,667,269

Total	$8,704,922	$10,217,316	$23,695,994	$29,316,459

Noncash employee compensation:
Radio	$473,000	$430,000	$2,926,000	$1,457,000
Television	—	—	—	—

Total	$473,000	$430,000	$2,926,000	$1,457,000

Depreciation:
Radio	$359,325	$366,363	$1,113,442	$1,029,451
Television	455,450	539,895	1,225,647	1,535,781

Total	$814,775	$906,258	$2,339,089	$2,565,232

Impairment of broadcast license:
Radio	$—	$—	$—	$—
Television	1,750,000	—	1,750,000	—

Total	$1,750,000	$—	$1,750,000	$—

Operating income:
Radio	$4,753,488	$6,609,254	$12,186,657	$16,000,384
Television	1,891,183	4,669,406	9,043,230	12,562,718

Total	$6,644,671	$11,278,660	$21,229,887	$28,563,102

Adjusted EBITDA (1):
Radio	$5,585,813	$7,405,617	$16,226,099	$18,486,835
Television	4,096,633	5,209,301	12,018,877	14,098,499

Total	$9,682,446	$12,614,918	$28,244,976	$32,585,334

Total assets:
Radio	$107,234,435	$177,032,090	$107,234,435	$177,032,090
Television	124,046,485	129,800,219	124,046,485	129,800,219
Corporate	15,219,076	14,980,886	15,219,076	14,980,886

Total	$246,499,996	$321,813,195	$246,499,996	$321,813,195

(1)	We define Adjusted EBITDA as net (loss) income plus cumulative effect of accounting change, income tax expense, loss on sale of property and equipment, net interest expense, depreciation, impairment of broadcast license and noncash employee compensation. The tables set forth below reconcile net (loss) income and net cash provided by operating activities, presented in accordance with accounting principles generally accepted in the United States, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net (loss) income	$(7,321,966)	$5,939,160	$(10,447,570)	$13,161,745
Cumulative effect of accounting change	—	—	8,106,000	—
Provision for income taxes	10,400	20,000	31,200	60,000
Interest expense	13,579,511	5,338,104	23,248,223	15,410,323
Interest and other income	(11,443)	(18,604)	(96,135)	(72,966)
Loss on sale of property and equipment	388,169	—	388,169	4,000

Operating income	$6,644,671	$11,278,660	$21,229,887	$28,563,102
Depreciation	814,775	906,258	2,339,089	2,565,232
Impairment of broadcast license	1,750,000	—	1,750,000	—
Noncash employee compensation	473,000	430,000	2,926,000	1,457,000

Adjusted EBITDA	$9,682,446	$12,614,918	$28,244,976	$32,585,334

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net cash provided by operating activities	$4,131,096	$4,094,482	$10,476,862	$10,603,144
Add:
Gain on sale of investments	—	—	52,976	—
Income tax expense	10,400	20,000	31,200	60,000
Interest expense, net	13,568,068	5,319,500	23,152,088	15,337,357
Less:
Amortization of deferred financing costs	(6,217,877)	(137,772)	(6,716,489)	(407,380)
Provision for doubtful accounts	(139,765)	(433,757)	(229,779)	(900,240)
Changes in operating assets and liabilities:
Accounts receivable	(720,064)	739,348	2,185,542	4,340,056
Program rights	(100,420)	100,672	919,285	17,884
Amounts due from related parties	103,609	(167,126)	319,972	(8,209)
Prepaid expenses and other current assets	(116,122)	(840,150)	(322,259)	(475,887)
Employee advances	31,118	38,367	96,622	100,501
Accounts payable and accrued expenses	1,092,140	(471,660)	428,235	(757,176)
Accrued interest	(1,920,361)	3,728,073	(2,024,816)	4,225,860
Program rights payable	—	54,646	—	16,000
Amounts due to related parties	(9,654)	43,515	(52,643)	(72,780)
Deferred state income tax payable	(10,400)	(20,000)	(20,800)	(49,600)
Other assets and liabilities	(19,322)	546,780	(51,020)	555,804

Adjusted EBITDA	$9,682,446	$12,614,918	$28,244,976	$32,585,334

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

Net Revenues. Net revenues increased by $4.4 million, or 24.2%, to $22.8 million for the three months ended September 30, 2003, from $18.4 million for the same period in 2002. This change was primarily attributable to revenue growth from both our radio and television segments in the Los Angeles, San Diego and Houston markets, resulting from (i) our successful programming, (ii) our customer retention and expanding new advertiser base, and (iii) a favorable Spanish-language advertising environment.

Net revenues for our radio segment increased by $2.1 million, or 20.2%, to $12.7 million for the three months ended September 30, 2003, from $10.6 million for the same period in 2002. This increase represents balanced revenue growth in our Los Angeles and Houston markets, reflecting the factors noted above.

Net revenues for our television segment increased by $2.3 million, or 29.6%, to $10.1 million for the three months ended September 30, 2003, from $7.8 million for the same period in 2002. This increase represents balanced revenue growth in our Los Angeles, San Diego and Houston markets. Our successful in-house programming, focused sales strategy and other factors noted above, contributed to the net revenue growth.

Total operating expenses. Total operating expenses decreased by $0.2 million, or 1.6%, to $11.5 million for the three months ended September 30, 2003, from $11.7 million for the same period in 2002. This decrease was primarily the result of a $1.8 million decline in impairment of broadcast license. During the third quarter of 2002, we recorded this $1.8 million noncash charge to reduce the carrying value of one of our broadcast licenses. This decrease was offset in part by a $1.5 million increase in program and technical, promotional and selling, general and administrative expenses due to:

(i)	a $0.4 million increase in programming and technical expenses primarily related to (a) additional production of in-house television programming, (b) retrospective billing of music license fees for our four most recent radio station asset acquisitions in the Houston market and (c) general cost increases associated with overall company growth,

(ii)	a $0.2 million increase in promotional expenses primarily related to additional television advertising and station sponsored special events for our Los Angeles and Houston radio properties, and

(iii)	a $0.9 million increase in selling, general and administrative expenses due to (a) higher commissions, reflecting our growth in net revenue and (b) moderate increases in general and administrative expenses resulting from overall company growth. These increases reflect a $0.5 million decline in local marketing agreement costs relating to asset acquisitions completed in 2002 and during the second quarter of 2003.

The decrease in total operating expenses was also offset by a $0.1 million increase in depreciation expense.

Total operating expenses for our radio segment increased by $0.3 million, or 4.8%, to $6.1 million for the three months ended September 30, 2003, from $5.8 million for the same period of 2002. This increase was primarily the result of:

(i)	a $0.1 million increase in programming and technical expenses related to (a) retrospective billing of music license fees and (b) general cost increases associated with overall company growth, and

(ii)	a $0.2 million increase in promotional, selling, general and administrative expenses related to (a) additional television advertising and station sponsored special events for our Los Angeles and Houston properties, (b) higher commissions associated with increased net revenues and (c) moderate increases in general and administrative expenses resulting from overall company growth, offset by a $0.5 million decline in local marketing agreement costs relating to asset acquisitions completed in 2002 and during the second quarter of 2003.

Total operating expenses for our television segment decreased by $0.5 million, or 7.9%, to $5.4 million for the three months ended September 30, 2003, from $5.9 million, for the same period in 2002. The decrease was primarily the result of a $1.8 million decline in noncash impairment charges. During the three months ended September 30, 2002, we recorded a $1.8 million noncash impairment charge to reduce the carrying value of one of our broadcast licenses. This decrease was offset by a $1.3 million increase in program and technical, promotional and selling, general and administrative expenses, resulting from:

(i)	a $0.3 million increase in programming and technical expenses related to (a) additional production of in-house programming, and (b) general cost increases associated with overall company growth, and

(ii)	a $1.0 million increase in promotional, selling, general and administrative expenses related to (a) higher commissions associated with net revenue growth and (b) an increase in general and administrative expenses resulting from overall company growth.

Interest expense. Interest expense decreased by $8.2 million, or 60.7%, to $5.3 million for the three months ended September 30, 2003, from $13.5 million for the same period of 2002. This change was primarily due to $8.6 million in costs incurred in connection with the refinancing of our former senior credit facility and senior notes in July 2002.

Interest and other income. Interest and other income increased by approximately $7,000 to $18,000 for the three months ended September 30, 2003, compared to $11,000 for the same period in 2002.

Net (loss) income. As a result of the above factors, we recognized net income of $5.9 million for the three months ended September 30, 2003, as compared to a net loss of $7.3 million for the same period of 2002.

Adjusted EBITDA. Adjusted EBITDA increased by $2.9 million, or 30.3%, to $12.6 million for the three months ended September 30, 2003 from $9.7 million for the same period in 2002. This increase was primarily the result of the revenue growth in all of our radio and television markets, along with moderate increases in operating expenses.

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Net Revenues. Net revenues increased by $10.0 million, or 19.2%, to $61.9 million for the nine months ended September 30, 2003, from $51.9 million for the same period in 2002. This change was primarily attributable to revenue growth from both our radio and television segments in the Los Angeles, San Diego and Houston markets, resulting from (i) our successful programming, (ii) our customer retention and expanding new advertiser base, and (iii) a favorable Spanish-language advertising environment.

Net revenues for our radio segment increased by $5.1 million, or 17.7%, to $34.1 million for the nine months ended September 30, 2003, from $29.0 million for the same period in 2002. This increase was primarily attributable to (i) a full nine months of operations for four of our radio stations in Houston, two of which we began operating in May 2002 and two of which we began operating in October 2002 and (ii) revenue growth from our other radio properties operating in the Los Angeles and Houston markets, primarily reflecting the factors noted above.

Net revenues for our television segment increased by $4.8 million, or 21.0%, to $27.8 million for the nine months ended September 30, 2003, from $22.9 million for the same period in 2002. This increase was largely attributable to (i) revenue growth in our Los Angeles and Houston markets, as we continue to benefit from the success of our popular programming and greater market presence, and (ii) additional broadcasting revenues in our San Diego market, as we began programming our station KSDX with Spanish-language programming in February 2003. These increases were offset by a modest decline in revenues from the leasing of our television production facility.

Total operating expenses. Total operating expenses increased by $2.6 million, or 8.6%, to $33.3 million for the nine months ended September 30, 2003 from $30.7 million for the same period in 2002. This increase was primarily the result of a $5.6 million increase in program and technical and selling, general and administrative expenses due to:

(i)	a $2.0 million increase in programming and technical expenses related to (a) additional production of in-house television programming (b) incremental expenses related to a full nine months of operations for four of our radio stations in Houston, two of which we began operating in May 2002 and two of which we began operating in October 2002, and (c) overall company growth, and

(ii)	a $3.6 million increase in selling, general and administrative expenses related to (a) an increase in local marketing agreement costs relating to asset acquisitions completed in 2002 and during the second quarter of 2003, (b) the addition of four radio stations in Houston, two of which we began operating in May 2002 and two of which we began operating in October 2002, and (c) general expense increases resulting from overall company growth, including sales commissions.

The overall increase in operating expenses was also attributable to a $0.2 million increase in depreciation expense. However, these increases were offset in part by a $1.8 million decrease in impairment of broadcast license and a $1.4 million decrease in noncash employee compensation. Our deferred compensation liability can increase due to changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease based on changes in the net value of our indirect parent, LBI Holdings I, Inc.

Total operating expenses for our radio segment increased by $1.3 million, or 7.9%, to $18.1 million for the nine months ended September 30, 2003, from $16.8 million for the same period of 2002. This increase was primarily the result of a $2.8 million increase in program and technical and selling, general and administrative expenses primarily due to:

(i)	a $0.8 million increase in programming and technical expenses related to (a) the incremental costs associated with a full nine months of operations for four of our radio stations in Houston, two of which we began operating in May 2002 and two of which we began operating in October 2002, and (b) overall company growth, and

(ii)	a $2.0 million increase in selling, general and administrative expenses related to (a) an increase in local marketing agreement costs, (b) the addition of four radio stations in Houston, two of which we began operating in May 2002 and two of which we began operating in October 2002, and (c) general expense increases resulting from overall company growth, including sales commissions.

The increase in total operating expenses for our radio segment was offset in part by a $0.1 million decrease in depreciation expense and a $1.4 million decrease in noncash employee compensation.

Total operating expenses for our television segment increased by $1.3 million, or 9.4%, to $15.2 million for the nine months ended September 30, 2003, from $13.9 million, for the same period in 2002. This increase was primarily the result of a $2.8 million increase in program and technical and selling, general and administrative expenses primarily due to:

(i)	a $1.2 million increase in programming and technical expenses related to (a) additional production of in-house programming and (b) overall company growth,

(ii)	a $1.6 million increase in promotional, selling, general and administrative expenses related to overall company growth, including sales commissions.

The increase in total operating expenses for our television segment was also the result of a $0.3 million increase in depreciation expense, offset by a $1.8 million decrease in impairment of broadcast license. During the nine months ended September 30, 2002, we recorded this $1.8 million noncash impairment charge to reduce the carrying value of one of our broadcast licenses.

Interest expense. Interest expense decreased by $7.8 million, or 33.7%, to $15.4 million for the nine months ended September 30, 2003, from $23.2 million for the same period of 2002. This change was primarily due to $8.6 million in costs incurred in connection with the refinancing of our former senior credit facility and senior notes in July 2002. These charges were offset in part by an increase in interest expense resulting from a higher average debt balance during the first nine months of 2003, as compared to the same period in 2002. Since the third quarter of 2002, we have used available cash and incurred additional debt under our senior credit facility to finance approximately $67.9 million in asset acquisitions.

Interest and other income. Interest and other income decreased by approximately $23,000 to $73,000 for the nine months ended September 30, 2003, from $96,000 for the same period in 2002. This decrease was primarily the result of a $53,000 gain recorded during the first quarter of 2002 relating to the sale of certain marketable securities. This was offset in part by additional interest earned during the first nine months of 2003 on a $1.9 million loan made to a stockholder of our indirect parent, LBI Holdings I, Inc. in July 2002.

Net (loss) income. We recognized net income of $13.2 million for the nine months ended September 30, 2003, as compared to a net loss of $10.4 million for the same period of 2002, a change of $23.6 million. This change was the result of the factors noted above and our adoption of SFAS 142 in the first quarter of 2002, which resulted in a noncash charge of $8.1 million to reduce the carrying value of certain of our broadcast licenses. This charge is reflected as a cumulative effect of accounting change in our condensed consolidated statement of operations for the nine months ended September 30, 2002.

Adjusted EBITDA. Adjusted EBITDA increased by $4.3 million, or 15.4%, to $32.6 million for the nine months ended September 30, 2003 from $28.2 million for the same period in 2002. This increase was primarily attributable to net revenue growth in all of our radio and television markets, along with moderate increases in operating expenses.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operations and available borrowings under our $170.0 million revolving senior credit facility. Amounts available under the senior credit facility will begin decreasing quarterly, commencing on June 30, 2005 until the facility matures on September 30, 2009. Borrowings under the senior credit facility bear interest at a rate based on LIBOR or a base rate, plus an applicable margin that is dependent upon our leverage ratio (as defined in the senior credit agreement). As of September 30, 2003, we had approximately $127.0 million outstanding under the senior credit facility and approximately $43.0 million of available committed borrowing capacity. Under the indenture governing the senior subordinated notes, we are limited in our ability to borrow under the senior credit facility. We may borrow up to $150.0 million under the senior credit facility without restriction, but any amount over $150.0 million that we request to borrow under the senior credit facility will be subject to our compliance with a specified leverage ratio (as defined in the indenture governing our senior subordinated notes). As of September 30, 2003, out of the available $43.0 million borrowing capacity, we could have borrowed up to $23.0 million without having to meet the restrictions contained in the indenture governing our senior subordinated notes and remain in compliance with the covenant restrictions in our senior credit facility. We may increase the borrowing capacity under our senior credit facility by up to an additional $30.0 million, subject to participation by our existing lenders or new lenders acceptable to the administrative agent under the senior credit facility and subject to restrictions in the indenture relating to our senior subordinated notes.

The senior credit facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above certain limits. Under the senior credit facility, we must also maintain specified financial ratios, such as a maximum total leverage ratio, a maximum senior leverage ratio, a minimum ratio of EBITDA (as defined in the senior credit agreement) to interest expense and a minimum ratio of EBITDA (as defined in the senior credit agreement) to fixed charges. As of September 30, 2003, we were in compliance with these covenants.

In July 2002, we issued $150.0 million of senior subordinated notes that mature in 2012. Under the terms of our senior subordinated notes, we will pay semi-annual interest payments of approximately $7.6 million each January 15 and July 15. The indenture governing our senior subordinated notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of September 30, 2003, we were in compliance with these covenants.

On October 10, 2003, our direct parent, LBI Media Holdings, Inc. (LBI Media Holdings), issued $68,428,000 aggregate principal amount at maturity of 11% Senior Discount Notes due 2013. The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. LBI Media Holdings contributed all of the net proceeds us, which we used to repay a portion of the indebtedness outstanding under our senior credit facility. Such notes are structurally subordinated to our senior credit facility and senior subordinated notes. The indenture governing LBI Media Holdings’ senior discount notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. Immediately following this transaction, we had approximately $81.8 million in available borrowing capacity under our senior credit facility, of which up to $61.8 million could be borrowed without having to meet the restrictions contained in the indenture governing our senior subordinated notes.

In March 2001, our indirect parent, LBI Holdings I, Inc. (LBI Holdings I), issued $30.0 million principal amount of 9% subordinated notes. The 9% subordinated notes of LBI Holdings I are expressly subordinated to our senior credit facility and senior subordinated notes. The 9% subordinated notes will mature on the earliest of (i) January 31, 2014, (ii) their acceleration following the occurrence and continuance of a material event of default, (iii) a merger, sale or similar transaction involving LBI Holdings I or substantially all of the subsidiaries of LBI Holdings I, (iv) a sale or other disposition of a majority of LBI Holdings I’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of LBI Holdings I’s board of directors, and (v) the date on which the warrants issued in connection with LBI Holdings I’s 9% subordinated notes are repurchased pursuant to the call options applicable to the warrants. Interest is not payable until maturity.

In connection with these 9% subordinated notes, LBI Holdings I also issued warrants to purchase shares of its common stock. The warrants have a put feature, which would allow the warrant holders at any time on or after the maturity date of the subordinated notes, to require LBI Holdings I to repurchase the warrants at fair market value under certain events, and a call feature, which would allow LBI Holdings I to repurchase the warrants at its option under certain events. Since LBI Holdings I is a holding company that has no operations or assets, other than its investment in our parent, and is dependent on us for cash flow, funding from us would be required. However, we have no legal obligation to provide that funding to LBI Holdings I.

Our wholly owned subsidiary, Empire Burbank Studios, Inc. (Empire), borrowed $3.25 million from City National Bank in July 1999, of which approximately $2.7 million was outstanding as of September 30, 2003. To secure that borrowing on a non-recourse basis, Empire executed a mortgage on its property in Burbank, California in favor of City National Bank as security for the loan. The loan bears interest at 8.13% per annum. It is payable in monthly principal and interest payments of approximately $32,000 through maturity in August 2014.

For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under our senior credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include completion on the construction of a corporate office and production facility in Houston, Texas, which we estimate to cost approximately $3.3 million. We will also construct a new analog antenna at the same site as our digital antenna. We estimate the costs to be approximately $1.3 million for this project. Additionally, we will use our existing capital resources and borrowings under our senior credit facility to fund the acquisition of selected assets of KMPX-TV in January 2004. For our radio segment, our planned uses of liquidity during the next twelve months will include additional capital expenditures related to the corporate office building and production facility noted above, from which all of our radio stations in Houston will ultimately broadcast. We may also upgrade several of our radio towers located in the Houston market for approximately $3.5 million. We believe that our cash on hand, cash provided by our operating activities and borrowings under our senior credit facility will be sufficient to permit us to meet our debt service obligations and fund operations for at least the next twelve months.

Cash and cash equivalents were $1.4 million and $0.3 million at December 31, 2002 and September 30, 2003, respectively.

Net cash flow provided by operating activities was $10.5 million and $10.6 million for the nine months ended September 30, 2002 and 2003, respectively. The increase in our net cash flow provided by operating activities was primarily the result of an increase in operating income, which was offset in part by a larger decline in net operating assets during the first nine months of 2003, as compared to the same period in 2002.

Net cash flow used in investing activities was $6.6 million and $47.9 million for the nine months ended September 30, 2002 and 2003, respectively. The increase in net cash flow used in investing activities is primarily attributable to the purchase of selected assets of two additional radio stations during the first nine months of 2003, requiring $39.2 million in cash, and an increase in capital expenditures from $3.5 million during the first nine months of 2002 to $6.3 million during the first nine months of 2003. The increase in capital expenditures is primarily attributable to additional costs incurred to construct our new corporate office and production facility in Houston, which accounted for approximately $3.4 million of the total expenditures during the first nine months of 2003.

Net cash flow used in financing activities was $0.1 million for the nine months ended September 30, 2002, and net cash flow provided by financing activities was $36.2 million for the nine months ended September 30, 2003. The change in our net cash flow used in financing activities is primarily attributable to the additional funds required during the first nine months of 2003 to acquire selected assets of two additional radio stations.

We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At September 30, 2003, such obligations and commitments were our senior credit facility, our senior subordinated notes, certain non-recourse debt of one of our wholly owned subsidiaries and our operating leases as follows:

		Payments due by Period from September 30, 2003
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 Years	After 5 Years
Long term debt	$279,668,009	$159,769	$363,049	$50,877,429	$228,267,762
Operating leases	9,080,362	1,027,397	2,003,841	1,791,922	4,257,202
Asset purchases	35,500,000	35,500,000	—	—	—

Total contractual cash obligations	$324,248,371	$36,687,166	$2,366,890	$52,669,351	$232,524,964

The above table does not include any interest payments under our long-term debt, principal or interest payments under LBI Media Holdings’ senior discount notes or LBI Holdings I’s 9% subordinated notes, or any deferred compensation amounts we may ultimately pay.

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

Acquisitions of Radio Station and Television Assets

Our radio and television station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market (broadcast licenses). We generally do not acquire the existing format; typically we change it upon acquisition. As a result, a substantial portion of the purchase price for the assets of a radio or television station is allocated to its broadcast license. The allocations assigned to acquired broadcast licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired.

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

Upon adoption of SFAS 142 in the first quarter of 2002, we recorded a noncash charge of approximately $8.1 million to reduce the carrying value of certain of our radio broadcast licenses. During the third quarter of 2002, we recorded an additional $1.8 million noncash impairment write-down relating to one of our television broadcast licenses. These write-downs were from the effects of increased competition in the stations’ respective markets. In calculating the impairment charges, the fair value of our broadcast licenses was determined using the discounted cash flow approach. This approach requires the projection of future cash flows and the restatement of these cash flows into their present valuation equivalent through the use of a discount rate.

The assessment of the fair values of our broadcast licenses are estimates which require careful consideration and judgments. If the operating results of our stations or conditions in the markets in which they operate change or fail to develop as anticipated, our estimates of the fair values may change in the future and result in impairment charges.

Deferred Compensation

We and our indirect parent, LBI Holdings I, have entered into employment agreements with certain employees. The services required under the employment agreements are rendered to us and our subsidiaries and we pay amounts due under the employment agreements. Accordingly, we reflect amounts due under the employment agreements in our financial statements. In addition to annual compensation and other benefits, these agreements provide the executives with the ability to participate in the increase of the “net value” of LBI Holdings I over certain base amounts. As part of the calculation of this incentive compensation, we used the income and market valuation approaches to determine the “net value” of LBI Holdings I. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Based on the “net value” of LBI Holdings I as determined by the above methods, and based on the percentage of incentive compensation that has vested (as set forth in the employment agreements), we record noncash employee compensation expense (and a corresponding deferred compensation liability).

Our deferred compensation liability can increase based on changes in the applicable employee’s vesting percentage and can increase or decrease based on changes in the “net value” of LBI Holdings I. We have two deferred compensation components that comprise the employee’s vesting percentage: (i) a component that vests in varying amounts over time; and (ii) a component that vests upon the attainment of certain performance measures (each unique to the individual agreements). We account for the time vesting component over the vesting periods specified in the employment agreements and account for the performance based component when we consider it probable that the performance measures will be attained.

Assuming no change in the “net value” of LBI Holdings I from that at September 30, 2003, we would expect to record an additional $0.4 million of noncash deferred compensation expense through the end of 2003 relating solely to the time vesting portion of the deferred compensation.

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
10.1

Second Amendment to Amended and Restated Credit Agreement, dated as of October 10, 2003, among LBI Media, Inc., the Guarantors party thereto, the Lenders party thereto, Fleet National Bank, as Administrative Agent, Fleet Securities, Inc.,

as Sole Lead Arranger, General Electric Capital Corporation and U.S. Bank, N.A., as Co-Syndication Agent and CIT Lending Services Corporation Suntrust Bank, as Co-Documentation Agent (2)

10.2

Asset Purchase Agreement dated as of July 14, 2003, among Word of God Fellowship, Inc., LBI Media, Inc., Liberman Television of Dallas, Inc. and Liberman Television of Dallas License Corp. relating to the acquisition of KMPX (2)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-100330) filed on October 4, 2002, as amended.

(2) Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122) filed on October 30, 2003.

(b) Form 8-K

We filed an 8-K on August 14, 2003 under Items 7 and 12 attaching the press release announcing our financial results for the three and six months ended June 30, 2003.

We filed another 8-K on August 21, 2003 reporting information under Items 7 and 12. The 8-K attached the transcript of our conference call on August 14, 2003 discussing our financial results for the three and six months ended June 30, 2003.

We filed an 8-K on October 2, 2003 under Item 5 attaching a press release announcing revenue guidance for the three months, nine months and twelve months ended September 30, 2003.

We filed an 8-K on October 14, 2003 under Items 7 and 12 announcing that our direct parent, LBI Media Holdings, Inc., had issued $68.4 million aggregate principal amount at maturity of 11% Senior Discount Notes due 2013.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LBI MEDIA, INC.

By:	/s/ BRETT ZANE

Brett Zane Chief Financial Officer

Date: November 14, 2003

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of LBI Media, Inc., including amendments thereto (1)
3.2	Certificate of Ownership of LBI Intermediate Holdings, Inc., dated July 9, 2002 (1)
3.3	Bylaws of LBI Media, Inc. (1)
4.1	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee (1)
4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)
4.3	Registration Rights Agreement dated July 9, 2002, among LBI Media, Inc., the Subsidiary and Guarantors and the Initial Purchasers (1)
4.4	Form of Certificate of Exchange of 10 1/8% Senior Subordinated Notes due 2012 (included as Exhibit C in Exhibit 4.1)
10.1	Second Amendment to Amended and Restated Credit Agreement, dated as of October 10, 2003, among LBI Media, Inc., the Guarantors party thereto, the Lenders party thereto, Fleet National Bank, as Administrative Agent, Fleet Securities, Inc., as Sole Lead Arranger, General Electric Capital Corporation and U.S. Bank, N.A., as Co-Syndication Agent and CIT Lending Services Corporation Suntrust Bank, as Co-Documentation Agent (2)
10.2	Asset Purchase Agreement dated as of July 14, 2003, among Word of God Fellowship, Inc., LBI Media, Inc., Liberman Television of Dallas, Inc. and Liberman Television of Dallas License Corp. relating to the acquisition of KMPX (2)
31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934
32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-100330) filed on October 4, 2002, as amended.

(2) Incorporated by reference to LBI Media Holdings, Inc.’s Registration Statement on Form S-4 (Registration No. 333-110122) filed on October 30, 2003.