Form 10-K
period 2003-12-31
LBI MEDIA INC
filed 2004-03-30
CIK 1192503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-100330

LBI MEDIA, INC.

(Exact name of registrant as specified in its charter)

California	95-4668901
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1845 West Empire Avenue, Burbank, CA	91504
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (818) 563-5722

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

As of March 30, 2004, no shares of LBI Media, Inc.’s voting stock were held by non-affiliates.

As of March 30, 2004, there were 100 shares of common stock, $0.01 par value per share, of LBI Media, Inc. issued and outstanding.

Documents Incorporated by Reference: None.

-i-

PART I

ITEM 1.	BUSINESS

Market data and other statistical information included in this Business section are based on industry publications, government publications and reports by market research firms or other published independent sources, including the United States Census Bureau, Arbitron and Nielsen surveys, Hispanic Business, Inc. and Television Bureau Advertising (TVB).

Overview

We are the largest privately held, and fourth largest overall, owner and operator of Spanish-language radio and television stations in the United States based on revenues and number of stations. We own and operate 15 radio stations (nine FM and six AM) and four television stations in Los Angeles, Houston, Dallas-Fort Worth and San Diego, the first, fourth, sixth and twelfth largest Hispanic markets in the United States, respectively, based on Hispanic television households. We operate radio and television stations in markets that comprise approximately 28% of the U.S. Hispanic population.

Our Los Angeles cluster consists of five Spanish-language radio stations, one AM station with time-brokered programming and a television station. Our Houston cluster consists of seven Spanish-language radio stations, two AM stations with time-brokered programming and a television station. Upon completion of our acquisition of selected assets of a radio station in Dallas-Fort Worth, our Dallas-Fort Worth cluster will consist of one Spanish language radio station and one television station. We also own a television station serving San Diego. In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we use to produce most of our television programming, and we have television production facilities in Houston and Dallas-Fort Worth that will allow us to produce local programming for those markets.

We seek to own and operate radio and television stations in the nation’s largest and most densely populated Hispanic markets. Our strategy is to increase revenue and cash flow in our markets by reformatting acquired stations with locally focused programming, providing creative advertising solutions for advertisers, executing targeted marketing campaigns to develop a local audience and implementing strict cost controls. We have grown our total net revenues from $27.1 million in 1998 to $84.0 million in 2003, and our net income has increased from $4.3 million in 1998 to $16.7 million in 2003.

Liberman Broadcasting, Inc., a Delaware corporation, filed a registration statement on Form S-1 (File No. 333-112773) with the Securities and Exchange Commission on February 12, 2004 for the initial public offering of its Class A common stock. Immediately before the anticipated initial public offering, Liberman Broadcasting, Inc. will merge with our indirect parent, LBI Holdings, I, Inc., a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate our indirect parent into a Delaware corporation. In this annual report, “Liberman Broadcasting” refers to LBI Holdings I, Inc. before the merger and Liberman Broadcasting, Inc. after the merger, each on an unconsolidated basis.

Operating Strategy

The principal components of our operating strategy are set forth below:

Develop popular stations by targeting the local community

Not all Hispanics have the same cultural and ethnic backgrounds. As a result, we create radio and television programming specifically tailored to the preferences of the Hispanic populations living in our markets to create a highly recognizable local station identity. It is our belief that we are particularly adept at programming to the tastes and preferences of the Hispanics of Mexican heritage, which comprise 80%, 76%, 85% and 90% of the Hispanic populations in Los Angeles, Houston, Dallas-Fort Worth and San Diego County, respectively, according to a 2002 survey by the U.S. Census Bureau. We believe our ability to produce locally targeted programming gives us an advantage over most other Spanish-language broadcasters that develop and distribute their programming on a national basis and, as a result, we have generally been able to achieve and maintain strong station ratings in our markets

Capitalize on our complementary radio and television stations to capture a greater share of advertising revenue

We create cross-selling opportunities by offering our advertisers customized packages that allow them to cross-advertise on radio and television, as well as to cross-merchandise through product integration in our programming. This allows us to effectively compete for a significant portion of an advertiser’s Hispanic budget since advertisers have historically spent over 80% of these budgets on radio and television. We believe that we are able to capture a larger share of advertising revenues in our markets because of our ability to cross-sell and cross-promote our radio and television stations.

Cross-promote our radio and television stations

We utilize a portion of our commercial inventory time at both our radio and television stations to run advertisements promoting our other stations and programming. This cross-promotion helps us capitalize on the strong ratings and targeted audience of our stations with no incremental cash outlay. In addition, we utilize our radio and television stations to create complementary programs that attract our radio listeners to our television programs and our television viewers to our radio stations. For example, in Los Angeles and Houston, we produce music variety television shows hosted by our radio station disc jockeys that feature music industry news, interviews and videos of songs played on our popular radio stations in those markets.

Develop a diverse local advertiser base

Consistent with our locally targeted programming strategy, our sales strategy is focused on establishing direct relationships with the local advertising community. Local advertising accounted for approximately 80% of our gross advertising revenue in 2003. We believe that local advertisers are more responsive to Hispanic advertising opportunities in our markets and are less ratings sensitive and more recession resistant than national advertisers. Other advantages of our locally focused sales strategy include:

•	our cash flows have been generally less vulnerable to ratings fluctuations as a result of our strong relationships with our advertisers;

•	our cash flows have been relatively more recession resistant because local advertising has historically been less cyclical than national advertising; and

•	our large and diverse client base has resulted in no single advertiser accounting for more than 5% of our net revenues in 2003.

Offer cost-effective advertising and value-added services to our advertisers

We believe that we differentiate ourselves from other Spanish-language broadcasters by offering advertisers the greatest value for their advertising dollar. By supporting advertisers’ media campaigns with creative promotions and offering our studio facilities to provide value-added services, we are able to cross-sell our broadcasting properties and attract new customers currently not advertising on radio or television. As a result, we have been able to significantly increase our advertiser base.

Utilize cost-effective television programming to drive cash flow growth

Our television programming consists of both internally produced and purchased programming, which creates a compelling programming line-up for our television stations.

Our in-house television production facilities provide us with an efficient cost structure to create programming, such as our popular talk shows José Luis Sin Censura and El Show de María Laria and our reality-based programs Buscando Amor and Segunda Cita. In addition, we realize programming synergies between our radio and television assets by featuring our radio formats and on-air radio personalities in our television programming. As we acquire additional television stations, we are able to further leverage our programming library across a broader base of stations, thereby increasing our profitability. Furthermore, we supplement our internally produced programming with purchased programs, primarily Spanish-language movies, which we obtain from numerous producers in Latin America.

Acquisition Strategy

Our acquisition strategy focuses on identifying and acquiring selected assets of radio and television stations in the largest, most densely populated and fastest growing U.S. Hispanic markets to build market-leading Hispanic radio and television clusters. Although these stations often do not target the local Hispanic market at the time of acquisition, we believe they can be successfully reformatted to capture this audience. In analyzing acquisition opportunities, we apply the following criteria to our purchases:

•	the size and density of the Hispanic population and general economic conditions in the market;

•	our ability to expand coverage in an existing cluster or develop a new cluster in a market where we believe we can acquire a meaningful share of the Hispanic audience, particularly where we can own both radio and television stations in a market as a result of such acquisition;

•	our ability to acquire underdeveloped properties that offer the potential for significant improvement in revenues and cash flow through the application of our operating, administrative and programming expertise; and

•	the power and quality of the station’s broadcasting signal.

We have built a long-term track record of acquiring and developing underperforming radio and television stations that has enabled us to achieve significant increases in our net revenue over the past decade. Since our founding in 1987, we have developed 16 Spanish-language, start-up radio and television stations by reformatting acquired stations with locally focused programming, providing creative advertising solutions for advertisers, executing targeted marketing campaigns to develop a local audience and implementing strict cost controls. For example, we entered the Houston market in March 2001 and within two and one-half years, we have built the second-highest rated Hispanic radio station group and the second highest rated Hispanic television station in that market. We believe that our record of successfully executing our acquisition strategy in new Hispanic markets will position us to continue creating top-ranked Hispanic station groups in other Hispanic markets. On January 12, 2004, we entered the Dallas-Fort Worth market with the acquisition of the selected assets of KMPX-TV for an aggregate purchase price of $37.0 million. In addition, on March 18, 2004, we entered into a definitive agreement to purchase selected assets of a Dallas-Fort Worth radio station for an aggregate purchase price of $15.5 million.

Hispanic Market Opportunity

We believe the Hispanic community represents an attractive market for future growth. The U.S. Hispanic population is the largest minority group in the United States and the fastest growing segment of the U.S. population, growing at approximately seven times the rate of the non-Hispanic U.S. population as reported by the U.S. Census Bureau. The U.S. Hispanic population grew 9.8% from April 2000 to July 2002, accounting for 50% of all U.S. population growth during this period, and is expected to reach approximately 43.7 million people, or 15% of the total U.S. population, by 2010 according to the U.S. Census Bureau.

In addition, advertisers have begun to direct more advertising dollars towards U.S. Hispanics and, consequently, Spanish-language radio and television advertising has grown at more than twice the rate of total radio and television advertising from 1997 to 2002. Spanish-language advertising rates have been rising faster in recent years when compared to the general media, yet these rates are still lower than those for English-language media. As advertisers continue to recognize the buying power of the U.S. Hispanic population, especially in areas where the concentration of Hispanics is very high and where a growing percentage of the retail purchases are made by Hispanic customers, we expect the gap in advertising rates between Spanish-language and English-language media to narrow. As U.S. Hispanic consumer spending continues to grow relative to overall consumer spending, industry analysts expect that advertising expenditures targeted to Hispanics will increase significantly, eventually closing the gap between the current level of advertising targeted to Hispanic stations and the current level of advertising targeted to general market station audiences.

We believe we are well positioned to capitalize on the growing Hispanic advertising market given the concentration of the Hispanic population in certain markets in the United States, our attractive position in three of the six largest Hispanic markets in the United States based on Hispanic television households, Los Angeles, Houston and Dallas-Fort Worth, and our record of successfully executing our acquisition strategy in new Hispanic markets.

Our Markets

The following table sets forth certain demographic information about the markets in which our radio and television stations operate.

Market	Total Population	Hispanic Population	% Hispanic Population	% Hispanic Population of Mexican Descent	Hispanic Population Growth (4)
Los Angeles(1)	16,728,229	7,085,906	42%	80%	48%
Houston(2)	4,346,443	1,393,635	32%	76%	80%
Dallas(3)	5,462,360	1,284,998	24%	85%	145%
San Diego County	2,813,678	809,318	29%	90%	58%
Total U.S. (for comparison)	280,540,330	37,872,475	13%	63%	69%

Source: American Community Survey Profile 2002 by the U.S. Census Bureau

(1)	Represents the Los Angeles consolidated metropolitan statistical area.

(2)	Represents the Houston consolidated metropolitan statistical area.

(3)	Represents the Dallas-Fort Worth consolidated metropolitan statistical area.

(4)	Represents growth from 1990 to 2002.

Our Radio and Television Stations

The following tables set forth certain information about our radio and television stations and their broadcast markets.

Radio Stations

Market/Station(1)	Market Rank(2)	Hispanic Market Rank(3)	Frequency	Format	Station Audience Share(4)
Los Angeles	2	1
KBUE-FM/KBUA-FM/KEBN-FM(5)			105.5/94.3/94.3	Norteña	2.9
KHJ-AM			930	Ranchera	1.0
KWIZ-FM			96.7	Sonidero, Cumbia	0.7
KVNR-AM(6)			1480	Time Brokered	—

Total					4.6
Houston	11	4
KTJM-FM/KJOJ-FM(7)			98.5/103.3	Norteña	2.1
KQQK-FM/KIOX-FM(8)			107.9/96.9	Spanish Pop	1.0
KQUE-AM			1230	Ranchera	0.9
KEYH-AM/KXGJ-FM(9)			850/101.7	Sonidero, Cumbia	0.5
KSEV-AM(6)			700	Time Brokered	1.2
KJOJ-AM(6)			880	Time Brokered	—

Total					5.7

(1)	Our radio stations are in some instances licensed to communities other than the named principal community for the market.

(2)	Represents rank among U.S. designated market areas by television households. Designated market areas are geographic markets as defined by A.C. Nielsen Company based on historical television viewing patterns and are updated annually.

(3)	Represents rank among U.S. Hispanic markets by Hispanic television households. A ranking of 1, for example, means that Los Angeles has the most Hispanic television households in the United States.

(4)	Represents the average share of listeners, ages 12 and older, listening to our radio stations during a specified period of time from the four most recent Arbitron surveys (Winter 2003, Spring 2003, Summer 2003 and Fall 2003). A 2.9 station audience share means that 2.9% of all radio listeners in the station’s market listen to that station.

(5)	KBUA-FM and KEBN-FM (formerly KMXN-FM) currently simulcast the signal of KBUE-FM in the San Fernando Valley and Orange County, respectively. We completed our acquisition of selected assets of KMXN-FM on May 15, 2003. We had been operating the station under a local marketing agreement since January 7, 2003 and had changed the station’s format. We expect to upgrade the signals of KBUA-FM and KEBN-FM from 3 kW to 6 kW, thereby improving our coverage of the Los Angeles market and enabling us to use the stations for purposes in addition to simulcasting with KBUE-FM, if we so choose. Applications for approval of these upgrades are pending at the FCC. The FCC’s rules require Mexican consent to the proposed upgrades and such consent has been obtained and provided to the FCC. While the FCC is likely to grant the upgrade applications given Mexican consent, there can be no absolute assurance that FCC approval will be obtained.

(6)	Three of our stations, KVNR-AM, KSEV-AM and KJOJ-AM, are operated by third parties under time brokerage agreements. We receive a monthly fee from the third parties for the air time and the third parties receive revenues from their sale of advertising spots.

(7)	KJOJ-FM simulcasts the signal of KTJM-FM. We expect to upgrade KJOJ-FM’s signal by increasing its antenna height to 1,954 feet from 994 feet. Its coverage of the Houston market will improve and it will enable us to use the station for other purposes than to simulcast KTJM-FM, if we so choose. An application for approval of the upgrade is pending at the FCC, but there can be no assurance that the FCC approval of the upgrade will be obtained.

(8)	KIOX-FM simulcasts the signal of KQQK-FM. We expect to upgrade KIOX-FM’s signal by increasing its antenna height to 1,476 feet from 981 feet, thereby improving its coverage of the Houston market and enabling us to improve its coverage of the Houston market along with its simulcast partner, KQQK-FM. An application for approval of the upgrade is pending at the FCC, but there can be no assurance that the FCC approval of the upgrade will be obtained.

(9)	KXGJ-FM simulcasts the signal of KEYH-AM. We expect to upgrade KXGJ-FM’s signal by increasing its antenna height to 1,476 feet from 450 feet, thereby improving our coverage of the Houston market and enabling us to improve its coverage of the Houston market along with its simulcast partner, KEYH-AM, if we so choose. An application for approval of the upgrade is pending at the FCC, but there can be no assurance that the FCC approval of the upgrade will be obtained.

Television Stations

Station	Channel	Market	Market Rank(1)	Hispanic Market Rank (2)	Number of Hispanic TV Households
KRCA	62	Los Angeles	2	1	1,691,950
KZJL	61	Houston	11	4	427,420
KMPX(3)	29	Dallas-Fort Worth	7	6	351,520
KSDX	29	San Diego	26	12	209,530

Source: Nielsen Media Research, January, 2004

(1)	Represents rank among U.S. designated market areas by television households. Designated market areas are geographic markets as defined by A.C. Nielsen Company based on historical television viewing patterns and are updated annually.

(2)	Represents rank among U.S. Hispanic markets by Hispanic TV households. A ranking of 1, for example, means that Los Angeles has the most Hispanic television households in the United States.

(3)	We are currently moving KMPX-TV to a broadcast tower site at the main antenna farm in Dallas, Texas. KMPX-TV will benefit from an increase in its antenna height to 1,785 feet from 525 feet. This relocation will improve its coverage of the Dallas-Fort Worth market and has been approved by the FCC.

Programming

Radio. Our Spanish-language radio stations are targeted to the Spanish-speaking portion of the Hispanic population that is dominant in the local markets in which we operate. We tailor the format of each of our radio stations to reach a specific target demographic in order to maximize our overall listener base without causing direct format competition among our stations. We determine the optimal format for each of our stations based upon extensive local market research. To create brand awareness and loyalty in the local community, we seek to enhance our market positions by sending on-air talent to participate in local promotional activities, such as concerts and live special events or promotions at client locations and other street level activities. These types of events also provide attractive promotional and advertising opportunities for our clients. We also promote our radio stations in our television programming airing in these markets.

The following provides a brief description of our Spanish-language radio station formats:

•	KBUE-FM/KBUA-FM/KEBN-FM (Que Buena) plays contemporary, up-tempo, regional Mexican music that includes Norteña, Banda, Corrido and Ranchera music. The target audience for these stations is adult listeners aged 18 to 34.

•	KHJ-AM (La Ranchera) plays traditional Ranchera, also known as Mariachi music. The target audience for this station is adult listeners aged 25 to 54.

•	KWIZ-FM (Sonido) plays music similar in style to Cumbia and Salsa. The target audience for this station is adult listeners aged 18 to 49.

•	KTJM-FM/KJOJ-FM (La Raza) plays contemporary, up-tempo, regional Mexican music, similar to the music played on Que Buena, which includes Norteña, Banda, Corrido and Ranchera music. The target audience for these stations is adult listeners aged 18 to 34.

•	KQUE-AM (Radio Ranchito) plays traditional Ranchera music. The target audience for this station is adult listeners aged 25 to 54.

•	KQQK-FM/KIOX-FM (XO) plays contemporary, up-tempo, Spanish pop music. The target audience for these stations is adult listeners aged 18 to 34.

•	KEYH-AM/KXGJ-FM (Sonido) plays music similar in style to Cumbia and Salsa. The target audience for these stations is adult listeners aged 18 to 49.

Three of our radio stations are operated by third parties under time brokered agreements. Our time brokered stations are a source of stable cash flow given that they are typically operated under long-term contracts with annual price escalators, and we do not incur any of the programming costs associated with these stations. Currently, stations KVNR-AM in the Los Angeles market and KJOJ-AM in the Houston market broadcast Vietnamese-language programming. According to the 2000 U.S. Census, Los Angeles and Houston represent the first- and third-largest Vietnamese markets, respectively, in the United States. KSEV-AM in Houston broadcasts an English-language talk format.

Television. Our programming content consists primarily of internally produced programs such as single topic talk shows, reality dating shows, local news, and musical variety shows, as well as purchased programs including Spanish-language movies. We own or have the rights to a library of more than 3,200 hours of Spanish-language movies, children’s shows and other programming content available for broadcast on our television stations.

We seek to maximize our television group’s profitability by broadcasting internally produced Spanish-language programming and selling infomercial advertising.

Production Facilities

We own Empire Burbank Studios, a fully equipped television production complex next to our offices in Burbank, California. The studio provides us with all of the physical facilities needed to produce our own Spanish-language television programming without the variable expense of renting these services from an outside vendor. We believe this enables us to produce our programming at a very low cost relative to our competitors. Owning our own production facilities also enables us to control the content of the programs we produce on air. We currently produce the following highly rated Spanish-language programs at our Burbank facilities:

•	Noticias 62 En Vivo: three local newscasts airing in Los Angeles and anchored by Emmy award winner, Jesus Javier, that airs on KRCA-TV every weekday from 12:00 PM to 12:30 PM, 7:00 PM to 7:30 PM and from 9:00 PM to 9:30 PM;

•	Los Angeles En Vivo: a local Los Angeles live entertainment variety show hosted by Penelope Menchaca that airs on KRCA-TV every weekday from 12:30 PM to 1:00 PM;

•	El Show de María Laria: a single topic talk show hosted by Emmy Award winning María Laria that airs on KRCA-TV and KSDX every weekday from 3:00 PM to 4:00 PM and on KZJL-TV and KMPX-TV every weekday from 5:00 PM to 6:00 PM;

•	Que Buena TV: a music-oriented variety show centered around the music played by our KBUE-FM, KBUA-FM and KEBN-FM (Que Buena) radio stations that airs on KRCA-TV every weekday from 4:00 PM to 5:00 PM;

•	Buscando Amor: a reality-based dating show that airs on KRCA-TV every weekday from 5:00 PM to 6:00 PM, on KSDX every weekday from 9:00 PM to 10:00 PM, and on KZJL-TV and KMPX-TV every weekday from 6:00 PM to 7:00 PM;

•	José Luis Sin Censura: a fast-paced single topic talk show hosted by well-known Spanish television personality José Luis Gonzáles that airs on KRCA-TV and KSDX every weekday from 11:00 AM to 12:00 PM and 6:00 PM to 7:00 PM and on KZJL-TV and KMPX-TV every weekday from 1:00 PM to 2:00 PM and 9:00 PM to 10:00 PM; and

•	Segunda Cita: the sequel to Buscando Amor, that takes participants on their second date and airs on KRCA-TV every weekday from 9:30 PM to 10:00 PM, on KSDX every weekday from 7:00 PM to 7:30 PM, and on KZJL-TV and KMPX-TV every weekday from 8:30 PM to 9:00 PM.

In addition, we produce La Raza TV, a music-oriented variety show centered around the Norteña music played by our KTJM-FM/KJOJ-FM (La Raza) radio station, in Houston. The show airs on KZJL-TV and KMPX-TV weekdays from 4:00 PM to 5:00 PM.

We sell three of our locally produced shows, El Show de María Laria, José Luis Sin Censura and Buscando Amor to independent broadcasters outside of our markets which allows us to recoup a portion of the production costs. We also periodically lease our Empire Burbank Studios to third parties which offsets a portion of the cost associated with that facility.

We recently moved into new studios and production facilities in Houston and Dallas, enabling us to produce local programming. We plan to begin producing additional local programming in the Houston market during the second half of 2004. We anticipate producing local programming in Dallas in 2005.

Sales and Advertising

Most of our net revenues are generated from the sale of local, regional and national advertising for broadcast on our radio and television stations. For the year ended December 31, 2003, approximately 80% of our gross advertising revenues were generated from the sale of local advertising and approximately 20% of our gross advertising revenues were generated from the sale of national advertising. Local sales are made by our sales staffs located in Los Angeles, Orange County, Houston, and Dallas. National sales are made by our national sales representative, Spanish Media Rep Team, Inc., an affiliate of our two principal stockholders, in exchange for a commission from us that is based on a percentage of our net revenues from the national advertising sold.

We believe that advertisers can reach the Hispanic community more cost effectively through radio and television broadcasting than through printed advertisements. Advertising rates charged by radio and television stations are based primarily on:

•	A station’s audience share within the demographic groups targeted by the advertisers;

•	The number of radio and television stations in the market competing for the same demographic groups; and

•	The supply and demand for radio and television advertising time.

A radio or television station’s listenership or viewership is reflected in ratings surveys that estimate the number of listeners or viewers tuned to the station. Each station’s ratings are used by its advertisers to consider advertising with the radio or television station and are used by us to, among other things, chart audience growth, set advertising rates and adjust programming.

Competition

Radio and television broadcasting are highly competitive businesses. The financial success of each of our radio and television stations depends in large part on our ability to increase our market share of the available advertising revenue, the economic health of the market and our audience ratings. In addition, our advertising revenue depends upon the desire of advertisers to reach our audience demographic.

Our Spanish-language radio stations compete against other Spanish-language radio stations in their markets for audiences and advertising revenue. In Los Angeles, our radio stations compete primarily against Univision Radio (formerly Hispanic Broadcasting Corporation), Spanish Broadcasting Systems, Inc. and Entravision Communications Corporation, three of the largest Hispanic group radio station operators in the United States. In Houston, our radio stations compete primarily against Univision Radio.

Our television stations primarily compete against Univision Communications, Inc. and Telemundo Communications Group, Inc. for audiences and advertising revenue in the Los Angeles, San Diego, Houston, and Dallas-Fort Worth markets.

On September 22, 2003, two of our competitors, Univision Communications, Inc. and Hispanic Broadcasting Corporation, merged with each other. The combined company has resources substantially greater than ours and is the first competitor to operate both radio and television stations in the Los Angeles, Houston, and Dallas-Fort Worth markets.

Employees

As of December 31, 2003, we had approximately 419 employees, of which approximately 330 were full-time employees. We had approximately 190 full-time employees in television and approximately 140 full-time employees in radio. None of our employees are represented by labor unions, and we have not entered into any collective bargaining agreements. We believe that our relations with our employees are good.

REGULATION OF TELEVISION AND RADIO BROADCASTING

General

The FCC regulates television and radio broadcast stations pursuant to the Communications Act of 1934, as amended. Among other things, the FCC:

•	determines the particular frequencies, locations and operating power of stations;

•	issues, renews, revokes and modifies station licenses;

•	regulates equipment used by stations; and

•	adopts and implements regulations and policies that directly or indirectly affect the ownership, changes in ownership, control, operation and employment practices of stations.

A licensee’s failure to observe the requirements of the Communications Act or FCC rules and policies may result in the imposition of various sanctions, including admonishment, fines, the grant of renewal terms of less than eight years, the grant of a license with conditions or, in the case of particularly egregious violations, the denial of a license renewal application, the revocation of an FCC license or the denial of FCC consent to acquire additional broadcast properties.

Congress and the FCC have had under consideration or reconsideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our television and radio stations, result in the loss of audience share and advertising revenue for our television and radio broadcast stations or affect our ability to acquire additional television and radio broadcast stations or finance such acquisitions. These matters may include:

•	changes to the license authorization and renewal process;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	changes to the FCC’s equal employment opportunity regulations and other matters relating to involvement of minorities and women in the broadcasting industry;

•	proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates;

•	changes regarding enforcement of the FCC’s rules on broadcasting indecent or obscene material, including increases in fines and changes in procedures for revocation of licenses;

•	proposals to adopt new public interest obligations on television broadcasters during and after the transition to digital television, including new or expanded obligations regarding children’s television programming;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

We cannot predict what changes, if any, might be adopted, nor can we predict what other matters might be considered in the future, nor can we judge in advance what impact, if any, the implementation of any particular proposal or change might have on our business.

FCC Licenses

Television and radio stations operate pursuant to licenses that are granted by the FCC for a term of eight years, subject to renewal upon application to the FCC. During the periods when renewal applications are pending, petitions to deny license renewal applications may be filed by interested parties, including members of the public. The FCC may hold hearings on renewal applications if it is unable to determine that renewal of a license would serve the public interest, convenience and necessity, or if a petition to deny raises a “substantial and material question of fact” as to whether the grant of the renewal applications would be inconsistent with the public interest, convenience and necessity. However, the FCC is prohibited from considering competing applications for a renewal applicant’s frequency, and is required to grant the renewal application if it finds:

•	that the station has served the public interest, convenience and necessity;

•	that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and

•	that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

If as a result of an evidentiary hearing, the FCC determines that the licensee has failed to meet the requirements for renewal and that no mitigating factors justify the imposition of a lesser sanction, the FCC may deny a license renewal application. Historically, FCC licenses have generally been renewed. We have no reason to believe that our licenses will not be renewed in the ordinary course, although there can be no assurance to that effect. The non-renewal of one or more of our stations’ licenses could have a material adverse effect on our business.

The FCC licenses some television stations as low power television stations. Low power television stations generally operate at lower power and cover a smaller geographic area than full-service television stations, are not entitled to carriage by cable television and direct broadcast satellite operators and must accept interference from, and eliminate interference to, full-service television stations. Our station KSDX in San Diego is a low power television station.

Transfer and Assignment of Licenses

The Communications Act requires prior consent of the FCC for the assignment of a broadcast license or the transfer of control of a corporation or other entity holding a license. In determining whether to approve an assignment of a television or radio broadcast license or a transfer of control of a broadcast licensee, the FCC considers a number of factors pertaining to the licensee including compliance with various rules limiting common ownership of media properties, the “character” of the licensee and those persons holding “attributable” interests therein, the Communications Act’s limitations on foreign ownership and compliance with the FCC rules and regulations.

To obtain the FCC’s prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the FCC. If the application to assign or transfer the license involves a substantial change in ownership or control of the licensee, for example, the transfer or acquisition of more than 50% of the voting equity, the application must be placed on public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If an assignment application does not involve new parties, or if a transfer of control application does not involve a “substantial” change in ownership or control, it is a pro forma application, which is not subject to the public notice and 30-day petition to deny procedure. The regular and pro forma applications are nevertheless subject to informal objections that may be filed any time until the FCC acts on the application. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. The FCC has an additional ten days to set aside such grant on its own motion. When ruling on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

The merger of LBI Holdings I, Inc. into Liberman Broadcasting, Inc., and the anticipated issuance of the Class A common stock offered by Liberman Broadcasting, Inc., will require the consent of the FCC. However, such transactions will not involve a substantial change in ownership and will require only a pro forma application for FCC consent.

Foreign Ownership Rules

Under the Communications Act, a broadcast license may not be granted to or held by persons who are not U.S. citizens, by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of its capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, foreign governments or their representatives or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. These restrictions apply similarly to partnerships, limited liability companies and other business organizations. Thus, the licenses for our stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens in excess of these limitations.

Multiple Ownership and Cross-Ownership Rules

The FCC generally applies its other broadcast ownership limits to “attributable” interests held by an individual, corporation or other association or entity. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the stock of a licensee corporation are generally deemed attributable interests, as are positions as an officer or director of a corporate parent of a broadcast licensee.

Stock interests held by insurance companies, mutual funds, bank trust departments and certain other passive investors that hold stock for investment purposes only become attributable with the ownership of 20% or more of the voting stock of the corporation holding broadcast licenses. On December 3, 2001, the FCC reinstated the single majority shareholder exemption to these attribution rules, which provides that the interests of minority shareholders in a corporation are not attributable if a single entity holds 50% or more of that corporation’s voting stock.

A time brokerage agreement with another television or radio station in the same market creates an attributable interest in the brokered television or radio station as well for purposes of the FCC’s local television or radio station ownership rules, if the agreement affects more than 15% of the brokered television or radio station’s weekly broadcast hours.

Debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised, insulated limited partnership interests where the limited partner is not “materially involved” in the media-related activities of the partnership and minority voting stock interests in corporations where there is a single holder of more than 50% of the outstanding voting stock whose vote is sufficient to affirmatively direct the affairs of the corporation generally do not subject their holders to attribution.

However, the FCC now applies a rule, known as the equity-debt-plus rule, that causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority shareholder or other applicable exception to the FCC’s attribution rules. Under this rule, a major programming supplier (any programming supplier that provides more than 15% of the station’s weekly programming hours) or a same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of the equity-debt-plus rule, equity includes all stock, whether voting or nonvoting, and, equity held by insulated limited partners in limited partnerships. Debt includes all liabilities, whether long-term or short-term. If a party were to purchase stock which, in combination with other of our debt or equity interests, amounts to more than 33% of the value of one or more of our station’s total debt plus equity and such party were a major programming supplier or a same-market media entity, such interest could result in a violation of one of the ownership rules. As a result of such violation, we may be unable to obtain from the FCC one or more authorizations needed to conduct our broadcast business and may be unable to obtain FCC consents for certain future acquisitions unless either we or the investor were to remedy the violation.

On June 2, 2003, the FCC adopted new rules governing media ownership. On September 3, 2003, the U.S. Court of Appeals for the Third Circuit issued a stay of the rules, which were to become effective as of September 4, 2003, pending the outcome of legal proceedings concerning them. The FCC subsequently announced that transactions involving broadcast properties will be reviewed for regulatory compliance under its “old” ownership rules, which remain in effect as a result of the stay. These ongoing legal proceedings, as well as Congressional and FCC action on the multiple ownership and cross ownership rules, could dramatically change the new rules or affect our ability to acquire additional radio and televisions stations.

Local Television Ownership Rule

Under the local television ownership rule currently in effect, an owner may operate two television stations assigned to the same market (defined as the Designated Market Area (DMA) created by the Nielsen media research firm based on historical television viewing patterns) so long as either:

•	the television stations do not have overlapping broadcast signals; or

•	there will remain after the transaction eight independently owned, full power noncommercial or commercial operating television stations in the market and one of the two commonly-owned stations is not ranked in the top four based upon audience share.

The FCC will consider waiving these ownership restrictions in certain cases involving failing or failed stations or stations which are not yet built.

Should they become effective, the FCC’s new local television ownership rules will allow an entity to own two television stations in any market with at least five television stations. However, no single entity may own more than one television station ranked among the top four in a local market based on audience ratings.

The FCC’s new rules would also allow, in certain circumstances, common ownership of three television stations in a single market. In the largest markets—those with 18 or more television stations—a company would be permitted to own three TV stations, although this portion of the rule also would be subject to the “top four” limitation described above.

The FCC’s new local television ownership rules also include a provision for waiver of the “top four” standard in certain circumstances. In markets with 11 or fewer television stations, the FCC would allow parties to seek waivers of the “top four” restriction and evaluate on a case-by-case basis whether joint ownership would serve the public interest.

Local Radio Ownership

The Communications Act and the FCC impose specific limits on the number of commercial radio stations an entity can own in a single market. The local radio ownership rules are as follows:

•	In a radio market with 45 or more commercial radio stations, a party may own, operate or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM).

•	In a radio market with between 30 and 44 (inclusive) commercial radio stations, a party may own, operate or control up to seven commercial radio stations, not more than four of which are in the same service (AM or FM).

•	In a radio market with between 15 and 29 (inclusive) commercial radio stations, a party may own, operate or control up to six commercial radio stations, not more than four of which are in the same service (AM or FM).

•	In a radio market with 14 or fewer commercial radio stations, a party may own, operate or control up to five commercial radio stations, not more than three of which are in the same service (AM or FM), except that a party may not own, operate, or control more than 50% of the radio stations in such market.

The FCC’s new ownership rules retain the numerical limits and define local radio markets using a geographic market approach assigned by Arbitron rather than a signal contour method. The new local radio ownership rule also would include both commercial and noncommercial stations in counting the number of stations in a given radio market. Because of the change in market definition, our Houston radio cluster does not comply with the new rules but the “grandfathering” provisions of the FCC’s new rules permit us to retain it. We may not, however, be able to sell the entire cluster to a single party in the future. In addition, the radio market definition under the new rules could limit the number of additional radio stations that we can acquire.

Cross-Ownership Restrictions

The cross-ownership rules currently in effect generally prohibit common ownership of a newspaper and a broadcast property in the same market. The cross-ownership rules do permit a television station owner to own one radio station in the same market as its television station. In addition, a television station owner is permitted to own additional radio stations, not to exceed the local ownership limits for the market, as follows:

•	in markets where 20 media voices will remain, an owner may own an additional five radio stations, or, if the owner only has one television station, an additional six radio stations; and

•	in markets where ten media voices will remain, an owner may own an additional three radio stations.

A “media voice” includes each independently-owned and operated full-power television and radio station and each daily newspaper that has a circulation exceeding 5% of the households in the market, plus one voice for all cable television systems operating in the market.

The FCC’s new ownership rules would replace the existing newspaper/broadcast cross-ownership restriction as well as the radio/television cross-ownership limits with new “cross-media limits.”

Smaller Markets. In markets with three or fewer television stations in the DMA, the FCC’s new rules would prohibit cross-ownership among television stations, radio stations and daily newspapers.

Mid-Sized Markets. In markets with between four and eight television stations in the DMA, media combinations would be limited to one of the three following:

•	A daily newspaper or newspapers, one television station, and up to half of the radio stations permissible under the local radio ownership limits;

•	A daily newspaper or newspapers and as many radio stations as permissible under the local radio ownership limits (but no television stations); or

•	Two television stations (if permissible under the local television ownership rule) and as many radio stations as permissible under the local radio ownership limits (but no daily newspapers).

Large Markets. In markets with nine or more television stations in the DMA, there would be no limits on television, newspaper and radio cross-ownership. Local television and radio ownership limits still exist in such markets.

National TV Ownership Limit

The FCC’s rules prohibited a single entity from reaching more than 35% of nationwide television households. The FCC’s new ownership rule, which would have raised the national television ownership cap to 45%, was stayed by the U. S. Court of Appeals for the Third Circuit. While the legal proceedings surrounding the FCC’s new ownership rules are ongoing, legislation was recently enacted that requires the FCC to raise the national television ownership cap to 39%. This 39% cap has been removed from the appeal process and is the current law. The national television ownership rule, in both its old and new form, provides for a so-called “UHF discount,” or a 50% “discount” that the FCC grants to UHF stations in calculating an entity’s national audience reach. It is unclear how the legislation setting the national ownership cap at 39% affects the Commission’s authority to retain or modify the UHF discount. That question is currently the subject of an FCC inquiry, in which interested parties have been asked by the agency to comment, as well as part of the appellate proceedings in the Third Circuit.

Our ability to acquire additional television and radio stations, our acquisition strategy and our business may be significantly affected by the new multiple ownership and cross-ownership rules, ongoing FCC or Congressional review or amendment to the new rules, as well as litigation challenging and possible court action upon the new rules.

Because of these multiple and cross-ownership rules, if a shareholder, officer or director of Liberman Broadcasting or one of its subsidiaries holds an “attributable” interest in one or more of our stations, that shareholder, officer or director may violate the FCC’s rules if that person or entity also holds or acquires an attributable interest in other television or radio stations or daily newspapers, depending on their number and location. If an attributable shareholder, officer or director of Liberman Broadcasting or one of its subsidiaries violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our broadcast business, and may be unable to obtain FCC consents for certain future acquisitions.

Programming and Operation

The Communications Act requires broadcasters to serve the “public interest.” Since 1981, the FCC has gradually relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a broadcast station’s community of license. Nevertheless, a broadcast licensee continues to be required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from the public about a broadcast station’s programming when it evaluates the licensee’s renewal application, but complaints also may be filed and considered at any time. Stations also must follow various FCC rules that regulate, among other things, political broadcasting, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries, certain types of advertising such as for out-of-state lotteries and gambling casinos, and technical operation.

The FCC requires that licensees must not discriminate in hiring practices. In light of a 2001 court ruling that vacated FCC requirements that licensees follow certain specific practices with respect to minority hiring, the FCC has adopted employment-related rules that require licensees to engage in certain recruiting and “outreach” efforts, among other things, and to make several new filings to the FCC.

The FCC rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another radio station in the same broadcast service (that is, AM/AM or FM/FM). The simulcasting restriction applies if the licensee owns both radio broadcast stations or owns one and programs the other through a local marketing agreement, provided that the contours of the radio stations overlap in a certain manner.

“Must Carry” Rules and Satellite Home Viewer Improvement Act of 1999

FCC regulations implementing the 1992 Cable Act require each full-service television broadcaster to elect, at three year intervals beginning October 1, 1993, to either:

•	require carriage of its signal by cable systems in the station’s market, which is referred to as “must carry” rules; or

•	negotiate the terms on which such broadcast station would permit transmission of its signal by the cable systems within its market which is referred to as “retransmission consent.”

We have elected “must carry” with respect to each of our full-power stations for the three-year election cycle beginning January 1, 2003. Our next election will be due on October 1, 2005.

Under the FCC’s rules currently in effect, cable systems are only required to carry one signal from each local broadcast television station. The cable systems that carry our stations’ analog signals will not be required to carry our digital signal until we discontinue our analog broadcasting. Also, under current FCC rules, the cable systems will be required to carry only one channel of digital signal from each of our stations, even though we may be capable of broadcasting multiple programs simultaneously within the bandwidth that the FCC has allotted to us for digital broadcasting.

The Satellite Home Viewer Improvement Act of 1999 allows satellite carriers to deliver “distant” broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. It also allows satellite carriers to provide subscribers with “local-into-local” programming, but imposes a requirement analogous to the Cable Act’s “must carry” rules: Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We have taken advantage of this law to secure carriage of our full-service stations in those markets where the satellite operators have implemented local-into-local service.

Time Brokerage Agreements

We have entered into time brokerage agreements under which we are given the right to broker time on stations owned by third parties, or agree that other parties may broker time on our stations. Historically, we have only purchased time on stations owned by third parties prior to purchasing selected assets of that station. By using time brokerage agreements, we can provide programming and other services to a station proposed to be acquired before we receive all applicable FCC and other governmental approvals. As indicated, we have, from time to time, entered into time brokerage agreements giving third parties the right to broker time on stations owned by us.

FCC rules and policies generally permit time brokerage agreements if the station licensee retains ultimate responsibility for and control of the applicable station. As a part of that requirement, the licensee of a time-brokered station is required to maintain certain personnel at the time-brokered station. We may not be able to air all of our scheduled programming on a station with which we have time brokerage agreements and we may not receive the anticipated revenue from the sale of advertising for that programming. Likewise, we may not receive the payments from the time brokers to whom we have sold time on our stations.

Stations may enter into cooperative arrangements known as joint sales agreements. Under the typical joint sales agreement, a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately owned and licensed station in the same market. It also involves the provision by the selling party of certain sales, accounting and services to the station whose advertising is being sold. Unlike a time brokerage agreement, the typical joint sales agreement does not involve programming. While the FCC’s current rules do not consider joint sales agreements to be attributable for multiple ownership purposes, joint sales agreements for radio stations would become attributable under the FCC’s new media ownership rules, and the FCC has indicated that it will consider whether television joint sales agreements should be attributable in a future rulemaking proceeding.

As part of its increased scrutiny of television and radio station acquisitions, the Department of Justice has stated publicly that it believes that time brokerage agreements and joint sales agreements could violate the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, if such agreements take effect prior to the expiration of the waiting period under that Act. Furthermore, the Department of Justice has noted that joint sales agreements may raise antitrust concerns under Section 1 of the Sherman Antitrust Act and has challenged them in certain locations. The Department of Justice also has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to television and radio station acquisitions, above which a transaction may receive additional antitrust scrutiny.

Digital Television Services

The FCC has adopted rules for implementing digital television service in the U.S. Implementation of digital television will improve the technical quality of television signals and provide broadcasters the flexibility to offer new services, including, but not limited to, high-definition television and data broadcasting.

The FCC has established service rules and adopted a table of allotments for digital television. Under the table, certain eligible broadcasters with a full-service television station are allocated a separate channel for digital television operation. Stations will be permitted to phase in their digital television operations over a period of years after which they will be required to surrender their license to broadcast the analog, or non-digital television signal. In addition, the FCC adopted rules that allow television broadcasters to initially satisfy the obligation to begin broadcasting a digital television signal by broadcasting a signal that serves, at least, each full-service television station’s applicable community of license, rather than to broadcast at full authorized power. These rules have permitted us to operate our digital television facilities in Los Angeles, Houston and Dallas at lower power pursuant to special temporary authority from the FCC. We began broadcasting with a digital signal on KRCA-TV and KZJL-TV in November 2002 and August 2003, respectively, and KMPX-TV, which we acquired in January 2004, has been broadcasting with a digital signal since July 2003.

We have developed a plan for complying with the FCC’s continuing digital television requirements. We may be required to return one of our channels for each station to the government by the end of 2006, and, in the case of KRCA-TV, we will need to change the frequency on which our digital station operates, except that these deadlines may be extended until digital television receivers reach an 85% market penetration.

Equipment and other costs associated with the transition to digital television, including the necessity of temporary dual-mode operations and the relocation of stations from one channel to another, will impose some near-term financial costs on television stations providing the services. The potential also exists for new sources of revenue to be derived from digital television. We cannot predict the overall effect the transition to digital television might have on our business.

Digital Radio Services

The FCC has recently adopted rules authorizing the implementation of terrestrial digital audio broadcasting technology, including In-Band On-Channel™ technology for FM radio stations. Digital audio broadcasting’s advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band On-Channel™ technology permits FM stations to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what effect those regulations will have on our business or the operations of our radio stations.

The FCC has allocated spectrum to a new technology, satellite digital audio radio service, to deliver satellite-based audio programming to a national or regional audience. The nationwide reach of the satellite digital audio radio service could allow niche programming aimed at diverse communities that we are targeting. Two companies that hold licenses for authority to offer multiple channels of digital, satellite-delivered radio could compete with conventional terrestrial radio broadcasting. These competitors have commenced their operations.

Radio Frequency Radiation

The FCC has adopted rules limiting human exposure to levels of radio frequency radiation. These rules require applicants for renewal of broadcast licenses or modification of existing licenses to inform the FCC whether the applicant’s broadcast facility would expose people or employees to excessive radio frequency radiation. We believe that all of our stations are in compliance with the FCC’s current rules regarding radio frequency radiation exposure.

Low-Power Radio Broadcast Service

The FCC has adopted rules creating a new low-power FM radio service. The low-power FM service consists of two classes of radio stations, with maximum power levels of either 10 watts or 100 watts. The 10 watt stations reach an area with a radius of between one and two miles and the 100 watt stations reach an area with a radius of approximately three and one-half miles. Each of these low-power FM stations is required to avoid interference with other existing FM stations, as currently required of full-powered FM stations.

The low-power FM service is exclusively non-commercial. It is difficult to predict what impact, if any, the new low-power FM service will have on competition for our stations’ audiences. Because of the legislation passed by Congress in 2000, which protected incumbent radio broadcasters on frequency three channels away, and because of certain FCC interference standards, we expect that low-power FM service will cause little or no signal interference with our stations.

ITEM 2.	PROPERTIES

The types of properties required to support our radio and television stations include offices, studios and transmitter and antenna sites. Through our wholly owned subsidiary, we own studio and office space at 1845 West Empire Avenue, Burbank, California 91504. This property is subject to a mortgage in favor of City National Bank, with whom one of our subsidiaries has entered into a loan agreement. See “Description of Other Indebtedness—Empire Burbank Loan.” We also own studio and office space at 1813 Victory Place, Burbank, California 91504. In addition, we own studio and production facilities in Houston and Dallas, Texas for our operations there. We own a number of our transmitter and antenna sites and lease or license the remainder from third parties. We generally select our tower and antenna sites to provide maximum market coverage. In general, we do not anticipate difficulties in renewing these site leases. No single facility is material to us, and we believe our facilities are generally in good condition and suitable for our operations.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the conduct of our business, but we are not currently a party to any material lawsuit or proceeding against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the last quarter of our fiscal year ended December 31, 2003.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is currently no established public trading market for the common stock of LBI Media, Inc. LBI Media, Inc. is a wholly owned subsidiary of LBI Media Holdings, Inc. LBI Media Holdings, Inc. is a wholly owned subsidiary of LBI Holdings I, Inc. Jose and Lenard Liberman each own 50% of the outstanding stock (100 shares of common stock each) of LBI Holdings I, Inc. On February 12, 2004, Liberman Broadcasting, Inc., a Delaware corporation, filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for registration of its Class A common stock. Before the anticipated initial public offering of its Class A common stock, Liberman Broadcasting, Inc. will merge with our current indirect parent, LBI Holdings I, Inc., which will reincorporate our indirect parent from a California corporation to a Delaware corporation.

LBI Media has not sold or reacquired any of its equity securities for the three years ended December 31, 2003, other than in connection with internal restructurings in which no proceeds were received. LBI Media paid dividends to its parent of $159,767 and $767,997 for each of the years ended December 31, 2002 and 2003, respectively. LBI Media’s senior credit facility and the indenture governing its senior subordinated notes impose restrictions on the payment of cash dividends or payments on account of or on redemption, retirement or purchase of its common stock or other distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is derived from our audited consolidated financial statements. The financial data set forth below should be read in conjunction with, and is qualified in its their entirety by, the corresponding audited consolidated financial statements, related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this annual report.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Consolidated Statement of Operations Data:
Net revenues:
Radio	$19,420	$28,709	$31,585	$39,311	$45,631
Television	16,997	21,843	28,072	31,685	38,406

Total net revenues	36,417	50,552	59,657	70,996	84,037
Operating expenses (exclusive of noncash employee compensation, depreciation and amortization, and impairment of broadcast license shown below)	17,739	22,550	26,744	33,782	41,347
Noncash employee compensation	—	1,240	1,398	3,642	2,226
Depreciation and amortization	4,435	4,637	8,673	3,131	3,510
Impairment of broadcast license	—	—	—	1,750	—

Total operating expenses	22,174	28,427	36,815	42,305	47,083

Operating income	14,243	22,125	22,842	28,691	36,954
Interest expense, net	6,455	6,597	20,972	28,058	20,162
Loss on sale of property and equipment	6	—	—	388	4

Income before income taxes and cumulative effect of accounting change	7,782	15,528	1,870	245	16,788
Income tax expense	6	74	81	42	59

Income before cumulative effect of accounting change	7,776	15,454	1,789	203	16,729
Cumulative effect of accounting change	—	—	—	(8,106)	—

Net income (loss)	$7,776	$15,454	$1,789	$(7,903)	$16,729

Other Data:
Adjusted EBITDA (1)	$18,678	$28,002	$32,913	$37,214	$42,690
Cash interest expense (2)	$6,209	$6,162	$11,877	$15,613	$20,480
Cash flows provided by operating activities	$11,744	$20,393	$14,343	$18,147	$21,050
Cash flows used in investing activities	$(9,693)	$(13,507)	$(108,677)	$(37,419)	$(51,392)
Cash flows provided by (used in) financing activities	$1,340	$(11,017)	$94,980	$19,537	$35,615
Balance Sheet Data:
Cash and cash equivalents	$4,617	$486	$1,131	$1,397	$6,670
Working capital (deficit)	4,545	(7,069)	(4,902)	4,355	11,361
Broadcast licenses, net	92,990	89,797	181,294	198,323	239,405

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data (continued)
Total assets	134,360	140,245	248,400	273,967	330,970
Total debt (3)	78,268	76,960	218,768	242,830	241,029
Total stockholders’ equity	53,582	59,176	22,540	14,443	69,261

(1)	We define Adjusted EBITDA as net income (loss) plus cumulative effect of accounting change, income tax expense, loss on sale of property and equipment, net interest expense, impairment of broadcast license, depreciation and amortization and noncash employee compensation. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of noncash items. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with accounting principles generally accepted in the United States, such as cash flows from operating activities, operating income and net income. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “Management’s Discussion and Analysis of Finance Condition and Results of Operations—Non-GAAP Financial Measure.”

The table set forth below reconciles net cash provided by operating activities, calculated and presented in accordance with accounting principles generally accepted in the United States, to Adjusted EBITDA.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Net cash provided by operating activities	$11,744	$20,393	$14,343	$18,147	$21,050
Add:
Gain on sale of investments	—	—	—	53	—
Income tax expense	6	74	81	42	59
Interest expense, net	6,455	6,597	20,972	28,058	20,162
Less:
Amortization of deferred financing costs	(304)	(304)	(3,551)	(6,845)	(556)
Provision for doubtful accounts	(179)	(96)	(170)	(862)	(1,066)
Changes in operating assets and liabilities:
Accounts receivable	366	2,142	1,901	3,701	4,804
Program rights	769	102	(314)	317	(52)
Amounts due from related parties	704	(487)	456	(88)	(396)
Prepaid expenses and other current assets	(289)	(71)	656	101	(114)
Employee advances	(59)	11	124	511	31
Accounts payable and accrued expenses	(642)	(446)	133	5	(2,262)
Accrued interest	6	(61)	(1,656)	(5,746)	663
Program rights payable	117	209	56	(58)	(11)
Amounts due to related parties	(16)	(61)	15	(34)	(56)
Deferred state income tax payable	—	—	(133)	(31)	28
Other assets and liabilities	—	—	—	(57)	406

Adjusted EBITDA	$18,678	$28,002	$32,913	$37,214	$42,690

(2)	Represents cash paid for interest. Does not include accrued but unpaid interest expense.

(3)	Total debt does not include the 11% senior discount notes issued by our parent, LBI Media Holdings, Inc. and the 9% subordinated notes issued by our indirect parent, Liberman Broadcasting. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion in this annual report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this annual report. You should also carefully review the risk factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission, particularly Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. You should also read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included in this annual report.

Overview

We own and operate radio and television stations in Los Angeles, California and Houston, Texas and television stations in Dallas-Fort Worth, Texas and San Diego, California. Our radio stations consist of four FM and two AM stations serving Los Angeles, California and its surrounding area and five FM and four AM stations serving Houston, Texas and its surrounding area. We expect to add an FM radio station in the Dallas-Fort Worth, Texas market in the third quarter of 2004, pursuant to a definitive agreement we entered into in March 2004. Our four television stations consist of three full-power stations serving Los Angeles, California, Houston, Texas and Dallas-Fort Worth, Texas and a low-power station serving San Diego, California. In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we primarily use to produce our core programming for all of our television stations, and we have television production facilities in Houston and Dallas that will allow us to produce local programming for those markets.

We operate in two reportable segments, radio and television. We generate revenue from sales of local, regional and national advertising time on our radio and television stations, the sale of time on a contractual basis to brokered or infomercial customers on our radio and television stations, and, to a lesser extent, the leasing of our production facilities to outside entertainment companies. Advertising rates are, in large part, based on each station’s ability to attract audiences in demographic groups targeted by advertisers. We recognize revenues when the commercials are broadcast or the brokered time is made available to the customer. We incur commissions from agencies on local, regional and national advertising, and our net revenue reflects deductions from gross revenue for commissions to these agencies.

Our primary expenses are employee compensation, including commissions paid to our sales staff, promotion, selling, programming, engineering, commissions paid to our national representative firm, Spanish Media Rep Team, and general and administrative expenses. Our programming expenses for television consist of costs related to the production of original programming content, production of local newscasts and the acquisition of programming content from other sources.

On March 20, 2001, we completed our acquisition of the selected assets of our radio stations KTJM-FM, KJOJ-FM, KQUE-AM, KJOJ-AM and KSEV-AM for an aggregate purchase price of $46.2 million (including acquisition costs). These stations are located in the Houston, Texas market. As a result of these acquisitions, we began broadcasting outside of Southern California for the first time. We began airing Spanish-language programming on three of these stations in July 2001.

On March 20, 2001, we completed our acquisition of the selected assets of KZJL-TV, licensed to Houston, Texas, for an aggregate purchase price of $57.8 million (including acquisition costs). The acquisition marked our first television station in the Houston, Texas market.

On October 11, 2002, we completed our acquisition of the selected assets of KQQK-FM, licensed to Houston, Texas, for an aggregate purchase price of $25.6 million (including acquisition costs). On April 22, 2003, we also acquired the selected assets of radio station KEYH-AM, licensed in the Houston, Texas market, from the same seller. We purchased KEYH-AM for an aggregate purchase price of approximately $6.5 million (including acquisition costs). We began operating both KQQK-FM and KEYH-AM on May 20, 2002 under two time brokerage agreements and have significantly changed the format, customer base, revenue stream and employee base of these stations.

On October 11, 2002, we also completed our acquisition of the selected assets of KIOX-FM and KXGJ-FM, licensed to El Campo and Bay City, Texas, respectively, for an aggregate purchase price of approximately $3.5 million (including acquisition costs) and have significantly changed the format, customer base, revenue stream and employee base of this station.

On May 15, 2003, we completed our acquisition of the selected assets of KMXN-FM, licensed to Garden Grove, California, for an aggregate purchase price of $35.6 million (including acquisition costs) and subsequently changed the station’s call letters to KEBN-FM. We began operating the station in January 2003 under a time brokerage agreement and have significantly changed the format, customer base, revenue stream and employee base of these stations.

On January 12, 2004, we completed our acquisition of the selected assets of KMPX-TV serving the Dallas-Fort Worth, Texas market for an approximate aggregate purchase price of $37.5 million (including acquisition costs) and have significantly changed the format, customer base, revenue stream and employee base of this station.

On March 18, 2004, we entered into an agreement to purchase selected assets of radio station KNOR-FM serving the Dallas-Fort Worth, Texas market for an aggregate purchase price of approximately $15.5 million, of which $750,000 has been placed into escrow. We intend to significantly change the format, customer base, revenue stream and employee base of this station. We expect to complete this acquisition in the third quarter of 2004.

We generally experience lower operating margins several months following the acquisition of radio and television stations. This is primarily due to the time it takes to fully implement our format changes, build our advertiser base and gain viewer or listener support.

From time to time, we engage in discussions with third parties concerning our possible acquisition of additional radio or television stations or related assets. Any such discussions may or may not lead to our acquisition of additional broadcasting assets.

Liberman Broadcasting, Inc., a Delaware corporation, filed a registration statement on Form S-1 (File No. 333-112773) with the Securities and Exchange Commission on February 12, 2004 for the initial public offering of its Class A common stock. Immediately before the anticipated initial public offering, Liberman Broadcasting, Inc. will merge with our indirect parent, LBI Holdings, I, Inc., a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate our indirect parent into a Delaware corporation. In this annual report, “Liberman Broadcasting” refers to LBI Holdings I, Inc. before the merger and Liberman Broadcasting, Inc. after the merger, each on an unconsolidated basis.

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	2001	2002	2003
	(in thousands)
Net revenues:
Radio	$31,585	$39,311	$45,631
Television	28,072	31,685	38,406

Total	$59,657	$70,996	$84,037

Total operating expenses before noncash employee compensation, depreciation and amortization, and impairment of broadcast license:
Radio	$14,455	$18,624	$21,723
Television	12,289	15,158	19,624

Total	$26,744	$33,782	$41,347

Noncash employee compensation:
Radio	$1,398	$3,642	$2,226
Television	—	—	—

Total	$1,398	$3,642	$2,226

Depreciation and amortization:
Radio	$3,678	$1,421	$1,411
Television	4,995	1,710	2,099

Total	$8,673	$3,131	$3,510

Impairment of broadcast license:
Radio	$—	$—	$—
Television	—	1,750	—

Total	$—	$1,750	$—

Operating income:
Radio	$12,054	$15,624	$20,271
Television	10,788	13,067	16,683

Total	$22,842	$28,691	$36,954

Adjusted EBITDA (1):
Radio	$17,130	$20,687	$23,908
Television	15,783	16,527	18,782

Total	$32,913	$37,214	$42,690

Total assets:
Radio	$107,806	$133,314	$173,949
Television	125,529	125,100	131,074
Corporate	15,065	15,553	25,947

Total	$248,400	$273,967	$330,970

(1)	We define Adjusted EBITDA as net income (loss) plus cumulative effect of accounting change, income tax expense, loss on sale of property and equipment, net interest expense, impairment of broadcast license, depreciation and amortization, and noncash employee compensation. See “—Non- GAAP Financial Measure” and footnote (1) under Item 6. Selected Financial Data for a reconciliation of Adjusted EBITDA to net cash provided by operating activities.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Revenues. Net revenues increased by $13.0 million, or 18.4%, to $84.0 million for the year ended December 31, 2003 from $71.0 million in 2002. Revenue growth from our radio and television segments in the California and Texas markets accounted for our overall net revenue increase. The revenue growth in both operating segments can be attributed to increased advertising time sold and higher advertising rates. These factors are the direct result of (i) our programming, (ii) our customer retention, (iii) our growing new advertiser base, and (iv) a favorable Spanish-language advertising environment.

We currently anticipate continued net revenue growth in 2004 from both our radio and television segments due to increased advertising time sold, increased advertising rates, a full year of operations of KEBN-FM and our additions in the Dallas-Fort Worth market of a television station, KMPX-TV, and a radio station that we plan to acquire in the third quarter of 2004 pursuant to a definitive agreement we entered into in March 2004. Our programming, focused sales strategy and the expected continued demand by advertisers for Spanish-language advertising should increase our advertising time sold and our advertising rates in 2004.

Net revenues of our radio segment increased by $6.3 million, or 16.1%, to $45.6 million for the year ended December 31, 2003 from $39.3 million in 2002. This increase was attributable to revenue growth in our California and Texas markets, primarily reflecting the factors noted above, and a full year of operations for two of our radio stations in Houston, which we began operating in May 2002.

Net revenues for our television segment increased by $6.7 million, or 21.2%, to $38.4 million for the year ended December 31, 2003 from $31.7 million in 2002. This increase was attributable to revenue growth in our California and Texas markets, as we continue to experience growth as a result of our internally produced programming and increased awareness of our stations among advertisers in these markets. These increases were offset by a decline in leasing revenues associated with our television production facility, reflecting a continued shift of use of this facility for the production of in-house television programs.

Total operating expenses. Total operating expenses increased by $4.8 million, or 11.3%, to $47.1 million for the year ended December 31, 2003 from $42.3 million for the same period in 2002. This increase was primarily the result of a $7.5 million increase due to:

(1)	a $3.0 million increase in program and technical expenses related to (a) additional production of in-house television programs, (b) incremental expenses related to a full year of operations for two of our radio stations in Houston, which we began operating in May 2002, and (c) overall company growth,

(2)	a $0.2 million increase in promotional expenses primarily resulting from increased television promotion activity in the Los Angeles and Houston markets, and

(3)	a $4.3 million increase in selling, general and administrative expenses related to (a) higher sales commissions, reflecting our net revenue growth, (b) additional expenses related to a full year of operations for our four most recent asset acquisitions, and (c) moderate increases in other general and administrative expenses associated with our revenue growth. Non-recurring legal fees decreased by $0.4 million compared to 2002 due to the settlement of a lawsuit in 2002.

The overall increase in operating expenses was also attributable to a $0.4 million increase in depreciation expense, primarily due to an increase in capital expenditures during 2003. However, these increases were offset in part by a $1.8 million decrease in broadcast license impairment charges and a $1.4 million decrease in noncash employee compensation as compared to 2002. Our deferred compensation liability decreased in 2003 compared to 2002, but could increase in future periods due to changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and could increase or decrease in future periods based on changes in the net equity value of our indirect parent. See “—Critical Accounting Policies-Deferred Compensation.”

We believe that our total operating expenses will increase in 2004 due to increased programming costs at our television segment, increased sales commissions and administrative expenses associated with our net revenue growth, the addition of our Dallas-Fort Worth television station, KMPX-TV and a radio station we plan to acquire in the third quarter of 2004 pursuant to a definitive agreement we entered into in March 2004. Our television programming expenses will likely increase in 2004 due to additional in-house programming. Expenses are also likely to increase as a result of the acquisition of radio and television assets that we may complete. We anticipate that the growth rate in our 2004 total operating expenses will be lower than the growth rate in our 2004 net revenue. This trend could be negatively impacted by the number and size of additional radio and television assets that we may acquire.

Upon the closing of Liberman Broadcasting’s proposed initial public offering of its Class A common stock, we currently anticipate an immediate increase in the “net value” of Liberman Broadcasting based on preliminary equity market valuations. As such, we expect a significant increase in our deferred compensation expense in the period when the anticipated initial public offering closes.

Total operating expenses for our radio segment increased by $1.7 million, or 7.1%, to $25.4 million for the year ended December 31, 2003 from $23.7 million in 2002. This increase was primarily the result of a $3.1 million increase due to:

(1)	a $1.0 million increase in program and technical expenses related to (a) the incremental costs associated with a full year of operations for four of our radio stations in Houston, (b) retrospective billing of music license fees related to new radio stations, and (c) general expense increases associated with overall revenue growth, and

(2)	a $2.1 million increase in selling, general and administrative expenses related to (a) higher sales commissions associated with our growth in net revenue, (b) additional expenses related to the four newly acquired stations in Houston, and (c) general expense increases associated with overall company growth.

The increase in total operating expenses for our radio segment was offset in part by a $1.4 million decrease in noncash employee compensation.

Total operating expenses for our television segment increased by $3.1 million, or 16.7%, to $21.7 million for the year ended December 31, 2003 from $18.6 million for the same period in 2002. This increase was primarily the result of a $4.4 million increase due to:

(1)	a $2.0 million increase in program and technical expenses related to (a) additional production of in-house programming and (b) general cost increases associated with overall company growth,

(2)	a $0.2 million increase in promotional expenses, primarily due to increased promotional activity for the Los Angeles and Houston markets, and

(3)	a $2.2 million increase in selling, general and administrative expenses related to (a) higher sales commissions associated with our growth in net revenue and (b) general expense increases associated with revenue growth.

The increase in total operating expenses for our television segment was also the result of a $0.4 million increase in depreciation expense; however, the overall change was offset by a $1.8 million decrease in broadcast license impairment charges. During the year ended December 31, 2002, we recorded this $1.8 million noncash impairment charge to reduce the carrying value of one of our television broadcast licenses.

Interest expense. Interest expense decreased by $7.9 million, or 28.1%, to $20.3 million for the year ended December 31, 2003 from $28.2 million in 2002. This change was primarily due to the refinancing of our former senior credit facility and senior notes in July 2002, which resulted in the expensing of approximately $8.6 million of deferred financing costs and early redemption fees in 2002. The decrease in interest expense in 2003 was offset in part by an increase in interest expense resulting from a higher average debt balance during 2003, as compared to the year ended December 31, 2002. In 2003, we used available cash and incurred additional indebtedness under our senior credit facility to finance approximately $39.2 million in asset acquisitions.

Interest and other income. Interest and other income decreased by approximately $40,000 to $98,000 for the year ended December 31, 2003 from $138,000 for the same period in 2002. This decrease was primarily the result of a the sale of certain marketable securities, which resulted in a $53,000 one-time gain, and a general decline in interest rates on our cash balances.

Net income (loss). We recognized net income of $16.7 million for the year ended December 31, 2003, as compared to a net loss of $7.9 million for the same period of 2002, a change of $24.6 million. This change was the result of the factors noted above and the absence in 2003 of the $8.1 million non-cash charge taken in 2002 as a result of our adoption of SFAS 142 in the first quarter of 2002, to reduce the carrying value of certain broadcast licenses. This charge is reflected as a cumulative effect of accounting change in our consolidated statement of operations for the year ended December 31, 2002.

Adjusted EBITDA. Adjusted EBITDA increased by $5.5 million, or 14.7%, to $42.7 million for the year ended December 31, 2003 from $37.2 million in 2002. This increase was primarily attributable to net revenue growth in all of our radio and television markets, along with moderate increases in operating expenses. For a reconciliation of Adjusted EBITDA to net cash provided by operating activities, see footnote (1) under Item 6. Selected Financial Data. See “—Non-GAAP Financial Measure.”

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net revenues. Net revenues increased by $11.3 million, or 19.0%, to $71.0 million for the year ended December 31, 2002 from $59.7 million in 2001. This increase was primarily attributable to (i) revenue growth and a full year of operations for our Houston radio and television properties acquired in March 2001, (ii) revenues from four additional radio stations in the Houston market, two of which we began operating in May 2002 and two of which we began operating in October 2002 and (iii) revenue growth from our Los Angeles television station. Collectively, these factors accounted for $12.6 million of the overall increase in net revenues, which were partially offset by a decline in revenues from the leasing of our television production facility.

Net revenues for our radio segment increased by $7.7 million, or 24.5%, to $39.3 million for the year ended December 31, 2002 from $31.6 million in 2001. This increase was primarily attributable to (i) revenue growth and a full year of operations for our Houston properties acquired in March 2001 and (ii) revenues from four additional radio stations in Houston, two of which we began operating in May 2002 and two of which we began operating in October 2002.

Net revenues for our television segment increased by $3.6 million, or 12.9%, to $31.7 million for the year ended December 31, 2002 from $28.1 million in 2001. This increase was largely attributable to a full year of operations for our Houston station acquired in March 2001, and improvements in both our Los Angeles and Houston markets, as we benefited from ratings increases and our targeted sales approach. This increase was offset in part by a decline in revenues from the leasing of our television production facility, Empire Burbank Studios.

Total operating expenses. Total operating expenses increased by $5.5 million, or 14.9%, to $42.3 million for the year ended December 31, 2002 from $36.8 million in 2001. This increase was primarily the result of:

(1)	a $7.0 million increase in program and technical, promotional and selling, and general and administrative expenses primarily related to (a) a full year of operations for our Houston radio and television properties acquired in March 2001, and additional expenses related to the four new radio stations in Houston, two of which we began operating under local marketing agreements in May 2002 and two of which we began operating in October 2002, which collectively accounted for $5.8 million of the overall increase and (b) additional costs associated with an increase in the production of Spanish-language television programming for our Los Angeles, Houston and San Diego stations, which accounted for $0.9 million of the overall increase;

(2)	$2.2 million increase in noncash employee compensation. During 2002, our “net value” increased and the portion of the vested awards also increased. Therefore, the amount of deferred compensation increased;

(3)	a $0.8 million increase in depreciation expense primarily resulting from (a) additional capital expenditures for our Houston radio and television properties, which accounted for $0.4 million of the increase and (b) the completion of construction on our Los Angeles digital television transmission facilities in April 2002, which accounted for $0.2 million of the increase; and

(4)	a $1.8 million noncash impairment charge to reduce the carrying value of one of our broadcast licenses.

The increase in program and technical, promotional and selling, and general and administrative expenses includes $0.9 million in local marketing payments related to the two radio stations that we began operating under time brokerage agreements in May 2002, and $0.4 million in legal expenses related to the settlement of certain litigation. The overall increase in operating expenses was offset in part by a $6.3 million decrease in amortization expense resulting from the adoption of SFAS 142 under which our broadcast licenses are no longer amortized.

Total operating expenses for our radio segment increased by $4.2 million, or 21.3%, to $23.7 million for the year ended December 31, 2002 from $19.5 million in 2001. This increase was primarily the result of:

(1)	a $4.2 million increase in program and technical, promotional and selling, and general and administrative expenses related to (a) a full year of operations for our Houston properties acquired in March 2001 and (b) additional expenses related to the four new stations in Houston, two of which we began operating under local marketing agreements in May 2002 and two of which we began operating in October 2002;

(2)	a $2.2 million increase in noncash employee compensation. Our deferred compensation liability can increase due to changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease based on changes in our “net value.” During 2002, our “net value” increased and the portion of the vested awards also increased. Therefore, the amount of deferred compensation increased; and

(3)	a $0.5 million increase in depreciation expense resulting primarily from additional capital expenditures at our Houston properties.

The increase in program and technical, promotional and selling, and general and administrative expenses includes $0.9 million in local marketing payments related to the two radio stations that we began operating under time brokerage agreements in May 2002. The increase in total operating expenses was offset in part by a $2.8 million decrease in amortization expense resulting from the adoption of SFAS 142 under which our broadcast licenses are no longer amortized.

Total operating expenses for our television segment increased by $1.3 million, or 7.7%, to $18.6 million for the year ended December 31, 2002 from $17.3 million in 2001. The increase was primarily the result of a $1.8 million noncash impairment charge to reduce the carrying value of one of our broadcast licenses, resulting primarily from the effects of increased competition in the station’s respective market. This increase was also attributable to a $2.9 million increase in program and technical, promotional and selling and general and administrative expenses primarily related to (a) a full year of operations for our Houston station acquired in March 2001 and (b) additional production costs associated with new Spanish-language television programs that began airing in late 2001 and the first quarter of 2002. The overall increase in operating expenses was offset in part by a $3.5 million decrease in amortization expense resulting from the adoption of SFAS 142 under which our broadcast licenses are no longer amortized. The increase in operating expenses for our television segment includes $0.4 million in legal expenses related to certain litigation that we settled in the first quarter of 2002.

Interest expense. Interest expense increased by $6.7 million to $28.2 million for the year ended December 31, 2002 from $21.4 million in 2001. This increase was due primarily to our July 2002 refinancing of our senior credit facility and other outstanding debt, which resulted in (i) a noncash write off of $6.1 million in previously deferred financing costs and (ii) a $2.5 million early redemption penalty on our old senior subordinated notes. These charges were slightly offset by decreased borrowings under our old senior credit facility during the first six months of 2002.

Interest and other income. Interest and other income decreased by $0.3 million to $0.2 million for the year ended December 31, 2002, compared to $0.5 million in 2001. This decrease was primarily the result of a decline in interest rates during 2002, as compared to 2001.

Net income (loss). As a result of the above factors we recognized a net loss of $7.9 million for the year ended December 31, 2002, compared to net income of $1.8 million for the year ended December 31, 2001, a decrease of $9.7 million. This decrease was the result of the factors noted above and our adoption of SFAS 142 in the first quarter of 2002, which resulted in a noncash charge of $8.1 million to reduce the value of certain of our broadcast licenses.

Adjusted EBITDA. Adjusted EBITDA increased by $4.3 million, or 13.1%, to $37.2 million for the year ended December 31, 2002 from $32.9 million for the same period in 2001. This increase was primarily attributable to the improved performance and a full year of operations of our Houston radio and television properties, which were acquired in March 2001. For a reconciliation of Adjusted EBITDA to net cash provided by operating activities, see footnote (1) under Item 6. Selected Financial Data.

Liquidity and Capital Resources

Senior Credit Facility. Our primary sources of liquidity are cash provided by operations and available borrowings under our $170.0 million revolving senior credit facility. Amounts available under our senior credit facility will begin decreasing quarterly, commencing on June 30, 2005 until the facility matures on September 30, 2009. Borrowings under our senior credit facility bear interest at a rate based on LIBOR or a base rate, plus an applicable margin that is dependent upon our leverage ratio (as defined in the senior credit facility). As of December 31, 2003, we had approximately $88.3 million aggregate principal amount outstanding under the senior credit facility. Under the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes, we are limited in our ability to borrow under the senior credit facility. We may borrow up to $150.0 million under the senior credit facility without having to meet any restrictions under the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes, but any amount over $150.0 million that we may borrow under the senior credit facility will be subject to specified leverage ratios (as defined in the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes). We may increase the borrowing capacity under our senior credit facility by up to an additional $30.0 million, subject to participation by the existing lenders or new lenders acceptable to the administrative agent under the senior credit facility and subject to restrictions in the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes.

Our senior credit facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above certain limits. Under the senior credit facility, we must also maintain specified financial ratios, such as a maximum total leverage ratio, a maximum senior leverage ratio, a minimum ratio of EBITDA (as defined in the senior credit agreement) to interest expense and a minimum ratio of EBITDA (as defined in the senior credit agreement) to fixed charges. As of December 31, 2003, we were in compliance with these covenants. We plan to repay a portion of the principal amount outstanding under our senior credit facility with the net proceeds contributed to us from our indirect parent, Liberman Broadcasting, from its anticipated initial public offering of Class A common stock. We plan to amend or replace our senior credit facility in connection with the anticipated initial public offering.

Senior Subordinated Notes. In July 2002, we issued $150.0 million of senior subordinated notes that mature in 2012. Under the terms of our senior subordinated notes, we will pay semi-annual interest payments of approximately $7.6 million each January 15 and July 15. The indenture governing our senior subordinated notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of December 31, 2003, we were in compliance with all these covenants. We may redeem a portion of our senior subordinated notes at a price of 110.125% with the net proceeds contributed to us from our indirect parent, Liberman Broadcasting, from its anticipated initial public offering of Class A common stock.

LBI Media Holdings’ Senior Discount Notes. In October 2003, our direct parent, LBI Media Holdings, Inc. (LBI Media Holdings), issued $68.4 million aggregate principal amount at maturity of 11% Senior Discount Notes due 2013. Under the terms of the notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008 and instead the accreted value of the notes will increase until such date. Thereafter, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that LBI Media Holdings may make a cash interest election on any interest payment date prior to October 15, 2008. If LBI Media Holdings makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the date of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the date we make such election. The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. LBI Media Holdings’ senior discount notes are structurally subordinated to our senior credit facility and senior subordinated notes. Since LBI Media Holdings is a holding company that has no operations or assets, other than its investment in us, and is dependent on us for cash flow, funding from us would be required. However, we have no legal obligation to provide that funding to LBI Media Holdings. LBI Media Holdings may redeem a portion of the principal amount of LBI Media Holdings’ senior discount notes at a redemption price of 111.0% of the accreted value thereof to the redemption date with the net proceeds contributed to LBI Media Holdings from its direct parent, Liberman Broadcasting, from its anticipated initial public offering of Class A common stock.

Liberman Broadcasting’s 9% Subordinated Notes. In March 2001, our indirect parent, Liberman Broadcasting, issued $30.0 million principal amount of 9% subordinated notes. The 9% subordinated notes are subordinate in right of payment to our senior credit facility and our senior subordinated notes and are structurally subordinated to LBI Media Holdings’ senior discount notes. The 9% subordinated notes will mature on the earliest of (i) January 31, 2014, (ii) their acceleration following the occurrence and continuance of a material event of default, (iii) a merger, sale or similar transaction involving Liberman Broadcasting or substantially all of the subsidiaries of Liberman Broadcasting, (iv) a sale or other disposition of a majority of Liberman Broadcasting’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of Liberman Broadcasting’s board of directors and (v) the date on which the warrants issued in connection with Liberman Broadcasting’s 9% subordinated notes are repurchased pursuant to the call options applicable to the warrants. Interest is not payable until maturity. Liberman Broadcasting plans to redeem all of its outstanding 9% subordinated notes at a price of 100% with the net proceeds of its anticipated offering of Class A common stock.

In connection with these 9% subordinated notes, Liberman Broadcasting also issued warrants to purchase shares of its common stock. The warrants have a put feature, which would allow the warrant holders at any time on or after the maturity date of the 9% subordinated notes, to require Liberman Broadcasting to repurchase the warrants or common stock issued upon exercise of the warrants at fair market value under certain events, and a call feature, which would allow Liberman Broadcasting to repurchase the warrants at its option under certain events. Certain mergers, combinations or sales of assets of Liberman Broadcasting, however, will not trigger the put right, even though such events would have accelerated the obligations under the 9% subordinated notes. Since Liberman Broadcasting is a holding company that has no operations or assets, other than its investment in our parent, and is dependent on us for cash flow, funding from us may be required. However, we have no legal obligation to provide that funding to Liberman Broadcasting. We expect that these warrants will be exercised for shares of Liberman Broadcasting’s Class A common stock at the closing of the anticipated initial public offering of its Class A common stock.

Empire Burbank Studios’ Mortgage Note. One of our indirect, wholly owned subsidiaries, Empire Burbank Studios, borrowed $3.25 million from City National Bank in July 1999, of which approximately $2.7 million was outstanding as of December 31, 2003. To secure that borrowing on a non-recourse basis, Empire Burbank Studios executed a mortgage on its property in Burbank, California in favor of City National Bank as security for the loan. The loan bears interest at 8.13% per annum. It is payable in monthly principal and interest payments of approximately $32,000 through maturity in August 2014.

Summary of Indebtedness. The following table summarizes our various levels of indebtedness at December 31, 2003:

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity	Interest Rate

LBI Media, Inc.	$170.0 million Senior revolving credit facility	$88.3 million	September 30, 2009; amount available begins decreasing quarterly on June 30, 2005	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio

LBI Media, Inc.	Senior subordinated notes	$150.0 million	July 15, 2012	10 1/8%

Empire Burbank Studios, Inc.	Mortgage Note	$2.7 million	August 1, 2014	8.13%

The table above does not include the debt of our parents, LBI Media Holdings’ 11% senior discount notes and Liberman Broadcasting’s 9% subordinated notes.

Cash Flows. Cash and cash equivalents were $6.7 million and $1.4 million at December 31, 2003 and 2002, respectively.

Net cash flow provided by operating activities was $21.1 million and $18.1 million for the years ended December 31, 2003 and 2002, respectively. The increase in net cash flow provided by operating activities was attributable to higher operating income, partially offset by a decrease in operating liabilities during 2003.

Net cash flow used in investing activities was $51.4 million and $37.4 million for the years ended December 31, 2003 and 2002, respectively. The increase in net cash flow used in investing activities is primarily attributable to the purchase of selected assets of two radio stations during 2003, requiring $39.2 million in cash, and an increase in capital expenditures to $10.2 million during 2003 from $5.0 million during 2002. The increase in capital expenditures is primarily attributable to additional costs incurred to construct our new corporate facilities in Houston, which accounted for approximately $5.8 million of the total expenditures during 2003.

Net cash flow provided by financing activities was $35.6 million and $19.5 million for the years ended December 31, 2003 and 2002, respectively. The change in our net cash flow provided by financing activities is primarily attributable to the additional funds required in 2003 to acquire selected assets of two radio stations.

Contractual Obligations. We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At December 31, 2003, such obligations and commitments were our senior credit facility, our senior subordinated notes, certain non-recourse debt of one of our wholly owned subsidiaries, our operating leases and obligations to acquire selected assets of a television station as follows:

	Payments due by Period from December 31, 2003
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long term debt	$396,655,292	$18,833,757	$37,667,513	$57,876,654	$282,277,368
Operating leases	7,179,141	1,004,069	1,771,137	1,564,047	2,839,888
Asset purchases	35,500,000	35,500,000	—	—	—

Total contractual cash obligations	$439,334,433	$55,337,826	$39,438,650	$59,440,701	$285,117,256

The above table includes principal and interest payments under our debt agreements, based on our interest rates as of December 31, 2003, and assuming no additional borrowings or principal payments on our senior credit facility until its maturity in 2009. It does not include Liberman Broadcasting’s 9% subordinated notes, LBI Media Holdings’ senior discount notes, or any deferred compensation amounts we may ultimately pay. Asset purchases in the table above reflects our obligations as of December 31, 2003 under a definitive agreement to acquire selected assets of a television station serving the Dallas-Fort Worth, Texas market, which we completed in January 2004. The above table does not reflect our obligations to pay $15.5 million under a definitive agreement, dated March 18, 2004, to acquire selected assets of radio station KNOR-FM serving the Dallas-Fort Worth, Texas market. Subject to approval by the Federal Communications Commission and other customary closing conditions, we expect to complete this acquisition in the third quarter of 2004.

Expected Use of Cash Flows. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under our senior credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include completion on the construction of a corporate office and production facility in Houston, Texas, which we estimate to cost approximately $1.0 million. We will also construct a new analog television antenna at the same site as our digital television antenna in Houston, Texas. We estimate the cost to be approximately $1.3 million for this project. We will also incur approximately $3.0 million in costs to relocate our Dallas television antenna to a new tower site. For our radio segment, our planned uses of liquidity during the next twelve months will include additional capital expenditures related to the corporate office building and production facility noted above, from which all of our radio stations in Houston broadcast. It will also include the acquisition of certain assets from radio station KNOR-FM for a purchase price of $15.5 million, which we anticipate completing in the third quarter of 2004. We may also upgrade several of our radio stations and towers located in the Houston market for approximately $3.5 million.

We have used, and expect to continue to use, a significant portion of our capital resources to fund acquisitions. Future acquisitions will be funded from amounts available under our senior credit facility, the proceeds of future equity or debt offerings and our internally generated cash flows. We believe that our cash on hand, cash provided by our operating activities and borrowings under our senior credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months.

Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2003. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net broadcast revenue for the year.

Non-GAAP Financial Measure

We use the term “Adjusted EBITDA” throughout this annual report. Adjusted EBITDA consists of net income (loss) plus cumulative effect of accounting change, income tax expense, loss on sale of property and equipment, net interest expense, impairment of broadcast license, depreciation and amortization and noncash employee compensation.

This term, as we define it, may not be comparable to a similarly titled measure employed by other companies and is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States, or GAAP.

Management considers this measure an important indicator of our liquidity relating to our operations, as it eliminates the effects of noncash items. Management believes liquidity is an important measure for our company because it reflects our ability to meet our interest payments under our substantial indebtedness and is a measure of the amount of cash available to grow our company through our acquisition strategy. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with GAAP, such as cash flows from operating activities, operating income and net income.

We believe Adjusted EBITDA is useful to an investor in evaluating our liquidity and cash flow because:

•	it is widely used in the broadcasting industry to measure a company’s liquidity and cash flow without regard to items such as depreciation and amortization and impairment of broadcast licenses. The broadcast industry uses liquidity to determine whether a company will be able to cover its capital expenditures and whether a company will be able to acquire additional assets and broadcast licenses if the company has an acquisition strategy. We believe that by eliminating the effects of non-cash items, Adjusted EBITDA provides a meaningful measure of liquidity;

•	it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of noncash expense items, such as noncash employee compensation, cumulative effects of accounting change and impairment of broadcast licenses. By removing the non-cash items, it allows investors to better determine whether we will be able to meet our debt obligations as they become due; and

•	it provides a liquidity measure before the impact of a company’s capital structure by removing net interest expense items.

Our management uses Adjusted EBITDA:

•	as a measure to assist us in planning our acquisition strategy;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of liquidity and cash flow used by management;

•	as a measure for determining our operating budget and our ability to fund working capital; and

•	as a measure for planning and forecasting capital expenditures.

The SEC recently adopted rules regulating the use of non-GAAP financial measures, such as Adjusted EBITDA, in filings with the SEC and in disclosures and press releases. These rules require non-GAAP financial measures to be presented with and reconciled to the most nearly comparable financial measure calculated and presented in accordance with GAAP. We have included a presentation of net cash provided by operating activities and a reconciliation to Adjusted EBITDA on a consolidated basis under “Item 6. Selected Financial Data.”

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

Acquisitions of radio station and television assets

Our radio and television station acquisitions have consisted primarily of the FCC licenses to broadcast in a particular market (broadcast license). We generally acquire the existing format and change it upon acquisition. As a result, a substantial portion of the purchase price for the assets of a radio or television station is allocated to its broadcast license. The allocations assigned to acquired broadcast licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired.

Allowance for bad debts

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

Upon adoption of SFAS 142 in the first quarter of 2002, we recorded a noncash charge of approximately $8.1 million to reduce the carrying value of certain of our broadcast licenses, which resulted primarily from the effects of increased competition in the stations’ respective markets. In the third quarter of 2002, we recorded an additional $1.8 million noncash impairment write-down relating to one of our broadcast licenses, which also primarily resulted from increased competition in that station’s market. In calculating the impairment charges, the fair value of our broadcast licenses was determined using the discounted cash flow approach. This approach requires the projection of future cash flows and the restatement of these cash flows into their present valuation equivalent through the use of a discount rate.

The assessment of the fair values of our broadcast licenses are estimates which require careful consideration and judgments. If the operating results of our stations or conditions in the markets in which they operate change or fail to develop as anticipated, our estimates of the fair values may change in the future and result in impairment charges.

Deferred compensation

We and our indirect parent, Liberman Broadcasting, have entered into employment agreements with certain employees. In addition to annual compensation and other benefits, these agreements provide the executives with the ability to participate in the increase of the “net value” of Liberman Broadcasting over certain base amounts. As part of the calculation of this incentive compensation, we used the income and market valuation approaches to determine the “net value” of Liberman Broadcasting. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Based on the “net value” of Liberman Broadcasting as determined in these analyses, and based on the percentage of incentive compensation that has vested (as set forth in the employment agreements), we record noncash employee compensation expense (and a corresponding deferred compensation liability).

Our deferred compensation liability can increase based on changes in the applicable employee’s vesting percentage and can increase or decrease based on changes in the “net value” of Liberman Broadcasting. We have two deferred compensation components that comprise the employee’s vesting percentage: (i) a component that vests in varying amounts over time; and (ii) a component that vests upon the attainment of certain performance measures (each unique to the individual agreements). We account for the time vesting component over the vesting periods specified in the employment agreements and account for the performance based component when we consider it probable that the performance measures will be attained.

Assuming no change in our “net value” from that at December 31, 2003, we would expect to record $1.6 million of noncash deferred compensation expense in 2004 relating solely to the time vesting portion of the deferred compensation.

Upon the closing of Liberman Broadcasting’s proposed initial public offering of its Class A common stock, we currently anticipate an immediate increase in the “net value” of Liberman Broadcasting based on preliminary equity market valuations. As such, we expect a significant increase in our deferred compensation expense in the period when the anticipated initial public offering closes.

Commitments and contingencies

We periodically record the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called “contingencies,” and our accounting for these events is prescribed by SFAS No. 5, “Accounting for Contingencies.”

The accrual of a contingency involves considerable judgment on the part of our management. We use our internal expertise, and outside experts (such as lawyers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. We currently do not have any material contingencies that we believe requires accrual or disclosure in our consolidated financial statements.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 became effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into with variable interest entities created prior to January 31, 2003, the provisions of FIN 46 become effective for the first interim or annual period ending after March 15, 2004. We are in the process of evaluating this pronouncement and currently believe that the adoption of FIN 46 will not have a material impact on our results of operations or financial position.

RISK FACTORS

Some of the statements in this report are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”). You can identify these statements by the use of words like “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words. Actual results could differ substantially from the results that the forward-looking statements suggest for various reasons, including those set forth below. The statements in this section are being made pursuant to the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. The forward-looking statements made in this report are made only as of the date of this report and we do not undertake to update or revise the forward-looking statements.

Risks Related to Our Business

We may suffer a decrease in advertising revenues due to competitive forces.

The success of our radio and television stations is primarily dependent upon their share of overall advertising revenues within their markets, especially in Los Angeles and Houston. Our stations compete for audiences and advertising revenue directly with other Spanish-language radio and television stations, and many of the owners of those competing stations have greater resources than we do. Two of our largest competitors, each of whom has greater resources than we do, merged and became our first competitor to operate both radio and television stations in Los Angeles, Houston and Dallas, markets in which we derive substantially all of our revenues. As the Hispanic population grows in the United States, more stations may begin competing with us by converting to a format similar to that of our stations.

In addition, our stations compete for audiences and advertising revenue with other media, including cable television and to a lesser extent, satellite television, newspapers, magazines, the Internet and outdoor advertising. We anticipate that our radio stations may also compete with satellite-based radio services in the future. Our failure to offer advertisers effective, high quality media outlets could cause them to allocate more of their advertising budgets to our competitors, which could cause a decrease in our net revenues.

The loss of key personnel could disrupt our business and result in a loss of advertising revenues.

Our success depends in large part on the continued efforts, abilities and expertise of our officers and key employees and our ability to hire and retain qualified personnel. The loss of any member of our management team, particularly either of our founders, Jose and Lenard Liberman, could disrupt our operations and hinder or prevent implementation of our business plan, which could have a material and adverse effect on our business, financial condition and results of operations. In addition, if Lenard Liberman ceases to serve as an officer of our company or ceases to have an oversight role with respect to our operations and we are not able to replace him with a person of comparable experience within 180 days following his departure, this will trigger an event of default under our senior credit facility, which could in turn cause a cross-default under the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes.

Our growth depends on successfully executing our acquisition strategy.

As we have done in the past, we intend to continue to supplement our internal growth by acquiring media properties that complement or augment our existing markets. We may be unable to identify or complete acquisitions for many reasons, including:

•	competition among buyers;

•	the need for regulatory approvals, including FCC and antitrust approvals;

•	the high valuations of media properties; and

•	the need to raise additional financing, which may be limited by the terms of our debt instruments, including our senior credit facility and the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes.

If we are unable to successfully execute our acquisition strategy, our growth may be impaired.

In addition, future acquisitions by us could also result in the following consequences:

•	issuances of equity securities;

•	incurrence of debt and contingent liabilities;

•	impairment of goodwill and other intangibles; and

•	other acquisition-related expenses.

Furthermore, after we have completed an acquisition, our management must be able to assume significantly greater responsibilities, which may cause them to divert their attention from our existing operations. We believe that these challenges are more pronounced when we enter new markets rather than expand further in existing markets.

If we cannot successfully develop and integrate our recent and future acquisitions, our financial results could be adversely affected.

To develop and integrate our recent and future acquisitions, we may need to:

•	reformat stations with Spanish-language programming and build advertiser, listener and/or viewer support;

•	integrate and improve operations and systems and the management of a station or group of stations;

•	retain or recruit key personnel to manage acquired assets;

•	realize sales efficiencies and cost reduction benefits from acquired assets; and

•	operate successfully in markets in which we may have little or no prior experience.

In addition, there is a risk that the stations we have acquired or may acquire in the future may not enhance our financial performance or yield other anticipated benefits. If we are unable to completely integrate into our business the operations of the properties that we have recently acquired or that we may acquire in the future, our costs could increase. Also, in the event that the operations of a new station do not meet our expectations, we may restructure or write-off the value of some portion of the assets of the new station.

If we are unable to convert acquired stations successfully to a Spanish-language format, anticipated revenues from these acquisitions may not be realized.

Our acquisition strategy has often involved acquiring English-language stations and converting them to a Spanish-language format. We intend to continue this strategy with some of our future acquisitions. This conversion process may require a heavy initial investment of both financial and management resources. We may incur losses for a period of time after a format change due to the time required to build up ratings and station loyalty. These format conversions may be unsuccessful in any given market, and we may incur substantial costs and losses in implementing this strategy.

Cancellations or reductions of advertising could adversely affect our net revenues.

We do not generally obtain long-term commitments from our advertisers. As a result, our advertisers may cancel, reduce or postpone orders without penalty. Cancellations, reductions or delays in purchases of advertising could adversely affect our revenue, especially if we are unable to replace these purchases. Our expense levels are based, in part, on expected future revenue and are relatively fixed once set. Therefore, unforeseen decreases in advertising sales could have a material adverse impact on our net revenues.

We have a substantial amount of debt, which will require a significant amount of cash and could adversely affect our financial condition and prevent us from fulfilling our obligations under our debt instruments.

We currently have a substantial amount of debt. At December 31, 2003, after giving effect to the acquisition of selected assets of KMPX-TV in January 2004, we would have had total indebtedness of approximately $276.5 million, representing 80% of our total capitalization.

Based on our interest rates as of December 31, 2003 and assuming no additional borrowings or principal payments on our senior credit facility until its maturity in 2009, as of December 31, 2003, we would have needed approximately

$114.4 million over the next five years to meet our principal and interest payments under our debt agreements, of which approximately $18.8 million would be due over the next year.

Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which may reduce our ability to fund working capital and to expand our business through capital expenditures, acquisitions and other means. As a result, we may not be able to expand our business or increase our net revenues.

In addition, if we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate revenues.

The restrictive covenants in our debt instruments may affect our ability to operate our business successfully.

The indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes and the terms of our senior credit facility contain various provisions that limit our ability to, among other things:

•	incur or guarantee additional debt and issue preferred stock;

•	receive dividends or distributions from our subsidiaries;

•	make investments and other restricted payments;

•	issue or sell capital stock of restricted subsidiaries;

•	grant liens;

•	transfer or sell assets;

•	consolidate, merge or transfer all or substantially all of our assets; and

•	enter into transactions with affiliates.

These covenants may affect our ability to operate and finance our business as we deem appropriate. In addition, we are dependent on our subsidiaries for cash and the covenants in our debt instruments restrict the ability of our subsidiaries to make cash distributions which could affect our ability to meet our cash obligations, including obligations under our indebtedness. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in our current or future indebtedness, this could constitute an event of default under our indebtedness.

The loss of our status as a qualified subchapter S subsidiary may result in us having less cash available for our operations.

Liberman Broadcasting has elected to be treated as an S corporation, and all of its subsidiaries, including us, have elected to be treated as qualified subchapter S subsidiaries for federal income tax purposes. As a result, our profits and losses are taxed directly to our stockholders. If Liberman Broadcasting completes its offering of Class A common stock, it will no longer qualify as an S corporation, and none of its subsidiaries, including us, will qualify as subchapter S subsidiaries for federal income tax purposes. Thus, our taxable income will be subject to tax at regular corporate rates and will not flow through to our stockholders for reporting on their own tax returns, and certain of our deductions may no longer be available. We will likely have less cash available to us as a result of losing our S corporation status. In addition, the loss of our S corporation status could be applied retroactively, resulting in us and our subsidiaries owing taxes for past periods.

If we are unable to maintain our FCC license for any station, we would have to cease operations at that station.

The success of our television and radio operations depends on acquiring and maintaining broadcast licenses issued by the FCC, which are typically issued for a maximum term of eight years and are subject to renewal. Our

FCC licenses are next subject to renewal at various times in 2005 and 2006. Any renewal applications submitted by us may not be approved, and the FCC may impose conditions or qualifications that could restrict our television and radio operations. In addition, third parties may challenge our renewal applications.

If we violate the Communications Act of 1934, as amended, or the rules and regulations of the FCC, the FCC may issue cease-and-desist orders or admonishments, impose fines, renew a license for less than eight years or revoke our licenses. The FCC recently has begun aggressive enforcement of its rules on broadcasting indecent or obscene material, and has stated that, in addition to increased fines, it may initiate license revocation procedures against licensees that broadcast material the FCC considers to be indecent. The FCC has the right to revoke a license before the end of its term for acts committed by the licensee or its officers, directors or stockholders. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio or television station covered by the license, which could have a material adverse effect on our operations. In addition, our San Diego television station is a low power television station, and its operations may suffer adverse effects, or be forced to cease, as a result of interference issues involving full power television stations operating in its geographic area or on the same or proximate channels.

Our failure to maintain our FCC broadcast licenses could cause a default under our senior credit facility and cause an acceleration of our indebtedness.

Our senior credit facility requires us to maintain all of our material FCC licenses. If the FCC were to revoke any of our material licenses, our lenders could declare all amounts outstanding under the senior credit facility to be immediately due and payable, which would cause a cross-default under the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes. If our indebtedness is accelerated, we may not have sufficient funds to pay the amounts owed.

Our broadcast licenses could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens, foreign governments or non-U.S. corporations.

Under the Communications Act of 1934, as amended, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or their representatives, by foreign governments or their representatives or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of its capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. Because of these restrictions, the licenses for our television and radio stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens in excess of these limitations.

Our two principal stockholders own additional companies that transact business with us and the terms of these transactions may not be on the same terms as we would receive with unaffiliated third parties.

Jose and Lenard Liberman, who are the two principal stockholders of our indirect parent, Liberman Broadcasting, Inc., own and operate our national sales representative, Spanish Media Rep Team, or SMRT. Lenard Liberman is the sole shareholder of L.D.L. Enterprises, Inc., a mail order business. We pay a 15% commission fee to SMRT for any commercial time it sells to national advertisers on our radio and television stations and, from time to time, we allow L.D.L. Enterprises to use, free of charge, unsold advertising time on our television stations. Because the Libermans will control the operations of us and these other companies, the Libermans may cause us to engage in transactions with these other entities that are on terms less favorable than we would have otherwise received with an unaffiliated third party.

Risks Related to the Television and Radio Industries

Our television and radio stations could be adversely affected by changes in the advertising market or a recession in the U.S. economy or in the economies of the regions in which we operate.

Revenue generated by our television and radio stations depends primarily upon the sale of advertising and is, therefore, subject to various factors that influence the advertising market for the broadcasting industry as a whole, including:

•	changes in the financial condition of advertisers, which may reduce their advertising budgets; and

•	changes in the tax laws applicable to advertisers.

We also believe that advertising is largely a discretionary business expense. Advertising expenditures generally tend to decline during an economic recession or downturn. In addition, shifts in populations and demographics could adversely affect advertising expenditures. Consequently, our television and radio station revenues are likely to be adversely affected by shifts in Hispanic populations and demographics, a recession or downturn in the economies of Southern California, Houston or Dallas or other events or circumstances that adversely affect advertising activity. In general, our national advertising revenue declined in 2001 due in large part to the economic recession and the terrorist attack on September 11, 2001. Foreign hostilities and further terrorist attacks may affect our revenues and results of operations in the future.

Changes in the rules and regulations of the FCC could result in increased competition for our broadcast stations that could lead to increased competition in our markets.

Recent and prospective actions by the FCC could cause us to face increased competition in the future. The recent or prospective changes include:

•	relaxation of restrictions on the participation by regional telephone operating companies in cable television and other direct-to-home audio and video technologies;

•	establishment of a Class A television service for low-power stations that makes those stations primary stations and gives them protection against full-service stations;

•	licensing of low-power FM radio stations designed to serve small localized areas and niche audiences;

•	competition from direct broadcast satellite television providing the programming of traditional over-the-air stations, including local and out-of-market network stations;

•	competition from satellite radio companies providing continuous, nationwide digital radio services; and

•	revision of restrictions on cross-ownership (i.e., ownership of both television and radio stations in combination with newspapers and/or cable television systems in the same market) and caps on the number of stations or market share that a particular company may own or control, locally or nationally.

The required conversion to digital television may impose significant costs that might not be balanced by consumer demand.

The FCC adopted rules that allow television broadcasters to initially satisfy the obligation to begin broadcasting a digital television signal by broadcasting a signal that serves, at least, each full-service television station’s applicable community of license, rather than to broadcast at full authorized power. These rules have permitted us to operate our digital television facilities in Los Angeles, Houston and Dallas at lower power pursuant to special temporary authority from the FCC. However, our final costs to convert our television stations to full-service digital television could be significant, and there may not be sufficient consumer demand for digital television services to recover our investment in digital television facilities.

Because we rely on “must carry” rights for cable systems to carry our television stations, any change in current laws or regulations that eliminate or limit our ability to require cable systems to carry our television stations could result in the loss of coverage in those markets, which could result in a decrease in our market ratings and a potential loss of advertising revenues.

Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, we currently may demand carriage of our television stations on a specific channel on cable systems within our local markets. Our television stations in Los Angeles, Houston and Dallas-Fort Worth rely on these “must carry” rights to gain access to the local cable systems. If the current laws or regulations were changed or new laws were adopted that eliminate or limit our ability to require cable systems to carry our television stations in Los Angeles, Houston and Dallas-Fort Worth, it could result in the loss of market coverage of our television stations, which would decrease our market ratings in those cities and potentially result in a decrease in our net advertising revenues or an increase in our operating expenses to maintain the same coverage.

Direct broadcast satellite companies may not continue to carry our local television stations, which could result in a decrease in our market ratings and a potential loss of advertising revenues.

Similar to the 1992 Cable Act, the 1999 Satellite Act requires direct broadcast satellite companies that elect to transmit local television stations to offer all other qualified local television stations in that market. This is known as the “carry one/carry all” rule. We have qualified our television stations in Los Angeles and Houston under this rule and are currently being broadcast on the satellite systems electing to carry local television stations in those markets. We expect that our recently acquired television station in Dallas-Fort Worth will also be carried by satellite systems by the end of the second quarter of 2004. Because we rely on the carry one/carry all rule in these markets, if the satellite providers in Los Angeles, Houston or Dallas-Fort Worth elect to discontinue transmitting local television stations or if the current laws or regulations were changed or new laws were adopted, it could result in the loss of market coverage of our television stations, which would decrease our market ratings in those cities and potentially result in a decrease in our net advertising revenues or an increase in our operating expenses to maintain the same coverage.

We may have difficulty obtaining regulatory approval for acquisitions in our existing markets and, potentially, new markets.

We have acquired in the past, and may continue to acquire in the future, additional television and radio stations. The agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission, or FTC, and the Department of Justice, may investigate certain acquisitions. These agencies have, in certain cases, examined proposed acquisitions or combinations of broadcasters, and in certain cases, required divestiture of one or more stations to complete a transaction.

Any decision by the Department of Justice or FTC to challenge a proposed acquisition could affect our ability to consummate an acquisition or to consummate it on the proposed terms. The FTC or Department of Justice could seek to bar us from acquiring additional television or radio stations in any market where our existing stations already have a significant market share.

We must respond to the rapid changes in technology, services and standards which characterize our industry in order to remain competitive.

The television and radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies. Several new media technologies are being employed or developed, including the following:

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers and Internet-based audio radio services;

•	satellite digital audio radio service with numerous channels and sound quality equivalent to that of compact discs;

•	In-Band On-Channel™ digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low-power FM radio, with additional FM radio broadcast outlets that are designed to serve local interests;

•	streaming video programming delivered via the Internet;

•	video-on-demand programming offered by cable television companies; and

•	digital video recorders with hard-drive storage capacity that offer time-shifting of programming and the capability of deleting advertisements when playing back the recorded programs.

We may not have the resources to acquire new technologies or to introduce new services that could compete with other new technologies. We may encounter increased competition arising from new technologies. If we are unable to keep pace with and adapt our television and radio stations to these developments, it could harm our competitive position, which could result in a decrease of our market rankings and a potential decrease in advertising revenues.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to our cash and cash equivalents, changes in interest rates related to borrowings under our senior credit facility, and changes in the fair value of our senior subordinated notes, LBI Media Holdings’ senior discount notes and Liberman Broadcasting’s subordinated notes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. We currently do not hedge interest rate exposure and are not exposed to the impact of foreign currency fluctuations.

We are exposed to changes in interest rates on our variable rate senior credit facility. A hypothetical 10% increase in the interest rates applicable to the year ended December 31, 2003 would have increased interest expense by approximately $0.4 million. Conversely, a hypothetical 10% decrease in the interest rates applicable to the year ended December 31, 2003 would have decreased interest expense by approximately $0.4 million. At December 31, 2003, we believe that the carrying value of amounts payable under our senior credit facility approximates its fair value based upon current yields for debt issues of similar quality and terms.

The fair value of our fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, the market value of our fixed rate debt would have decreased by approximately $8.2 million at December 31, 2003. Conversely, a hypothetical 10% decrease in the interest rate, assuming all other conditions affecting market risk remain constant, would have resulted in an increase in market value of approximately $8.9 million at December 31, 2003. Management does not foresee nor expect any significant change in our exposure to interest rate fluctuations or in how such exposure is managed in the future.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2003.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. We maintain disclosure controls and procedures that are designed to ensure that: (i) information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms; and (ii) such information is accumulated and communicated to our management, including our President, Executive Vice President and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President, Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on the foregoing, our President, Executive Vice President and Chief Financial Officer concluded that, as of the end of the annual period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

Based on our evaluation carried out in accordance with SEC Rule 15d-15(b) under the supervision and with the participation of our management, including our President, Executive Vice President and Chief Financial Officer, our President, Executive Vice President and Chief Financial Officer concluded that there were no changes during the fourth fiscal quarter of 2003 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information about our directors, executive officers and key non-executive employees:

Name	Position(s)	Age*
Jose Liberman	Co-Founder, President and Director	78
Lenard Liberman	Co-Founder, Executive Vice President, Secretary and Director	42
Brett Zane	Chief Financial Officer	37
Eduardo Leon	Vice President—Programming	39
Andrew Mars	Corporate Vice President—Sales	48

*	All ages are as of December 31, 2003.

Jose Liberman co-founded Liberman Broadcasting, Inc., a California corporation, in 1987 together with his son, Lenard, and has served as our President and as a member on our board of directors since our formation. Mr. Liberman started his career in radio broadcasting in 1957 with the purchase of XERZ in Mexico and the establishment of a radio advertising representative firm in Mexico. In 1976, Mr. Liberman acquired KLVE-FM, the first Los Angeles FM station to utilize a Hispanic format. In 1979, he purchased KTNQ-AM and combined it with KLVE to create the first Hispanic AM/FM combination in Los Angeles.

Lenard Liberman has served as our Executive Vice President and Secretary and has been a member of our board of directors since our formation in 1987. Mr. Liberman also served as our Chief Financial Officer from April 1999 to April 2001 and from April 2002 to April 2003. Mr. Liberman manages all day-to-day operations including acquisitions and strategic planning. He received his juris doctorate degree and masters of business administration degree from Stanford University in 1987. He is a member of the California Bar.

Brett Zane has served as our Chief Financial Officer since April 2003. From 1994 until March 2003, Mr. Zane served as Vice President and Chief Financial Officer of Logistics Express, Inc., North America’s largest independent provider of logistics and distribution services to the industrial gas industry. In addition, Mr. Zane served as a director for ALEMBIC, a captive property and casualty insurance company domiciled in the Cayman Islands, from 1994 to May 2003. From 1988 until December 1990, Mr. Zane worked in the Capital Markets and Mergers and Acquisitions Departments of Prudential Securities, Inc. and received his masters of business administration from the UCLA Andersen Graduate School of Management in 1993.

Eduardo Leon is considered by us as a key non-executive employee and has served as our Vice President of Programming since 1998. He is responsible for all programming aspects of our radio stations. Prior to joining us, Mr. Leon was the program director from 1996 to 1998 at radio station WLEY-FM in Chicago, which is owned by Spanish Broadcasting Systems, Inc. In 1992, he founded Radio Ideas, a Spanish-language radio consulting company.

Andrew Mars joined Liberman Broadcasting, Inc., a California corporation, in 1990 as Vice President and station manager of KWIZ-FM and has served as Corporate Vice President of Sales of our Southern California stations since 1995. Prior thereto, Mr. Mars was director of sales for WODS-FM in Boston. He previously served as a local sales manager at CBS Radio in Los Angeles.

Board Composition

Our board of directors is currently composed of two directors. Upon the completion of Liberman Broadcasting’s anticipated offering of its Class A common stock, Liberman Broadcasting intends to increase the size of its board of directors to four by nominating and electing two additional directors, including an independent director as defined under Nasdaq rules. Liberman Broadcasting intends to increase the size of its board of directors to five by adding a second independent director within 90 days from the closing of its offering of Class A common stock.

Liberman Broadcasting’s board of directors has determined that it will be a “controlled company” under the rules of the Nasdaq Stock Market, because Jose and Lenard Liberman control more than 90% of its voting power. As a result, Liberman Broadcasting will not be required to have a board composed of a majority of independent directors.

Board Committees

We do not currently have any board committees. Upon the completion of Liberman Broadcasting’s offering of its Class A common stock, its board of directors will establish an audit committee. The audit committee will provide assistance to its board of directors in fulfilling its legal and fiduciary obligations in matters involving Liberman Broadcasting’s accounting, auditing, financial reporting, internal control and legal compliance function. The audit committee will also oversee the audit efforts of its independent accountants and take those actions it deems necessary to satisfy itself that the accountants are independent of management.

As a “controlled company” under the Nasdaq rules, Liberman Broadcasting does not currently intend to establish a compensation committee or nominating committee. As a result, a majority of Liberman Broadcasting’s board of directors, rather than the independent directors, will be able to determine the compensation of our executive officers. Also, Jose and Lenard Liberman will be able to elect all members of Liberman Broadcasting’s board of directors, including the independent directors, and will be allowed to have significant influence over the selection of director nominees.

Compensation Committee Interlocks and Insider Participation

We do not, and after Liberman Broadcasting’s anticipated initial public offering of its Class A common stock, will not, have a compensation committee. Our board of directors is responsible for determining the compensation of our executive officers. Jose Liberman and Lenard Liberman, our President and Executive Vice President, respectively, were our only two directors for 2003 and determined the compensation of all executive officers for 2003. Jose Liberman and Lenard Liberman are also directors, and Jose Liberman is an executive officer of Spanish Media Rep Team, Inc. Otherwise, no executive officer of our company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

Compliance with Section 16(a) of the Exchange Act.

We do not have a class of equity securities registered pursuant to Section 12.

Code of Ethics

We are not required to have a code of ethics because we do not have a class of equity securities listed on a national securities exchange or NASDAQ. We plan to implement a code of ethics before Liberman Broadcasting’s anticipated initial public offering of its Class A common stock.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

Our directors do not currently receive any cash compensation for services on our board of directors or any committee thereof.

Executive Compensation

The following table describes the compensation we paid to our three executive officers during the fiscal years ended December 31, 2003, 2002 and 2001. We have not issued any options or restricted stock to our executive officers or directors:

Summary Compensation Table

Annual Compensation
Name and Principal Position(s)	Year	Salary	Bonus		All Other Compensation
Jose Liberman(1) President	2003 2002 2001	$60,000 60,000 60,000	$	— — —	$61,186 25,450 24,424

Lenard Liberman(2) Executive Vice President and Secretary	2003 2002 2001	240,000 240,000 215,500		— — —	49,988 24,479 62,919

Brett Zane(3) Chief Financial Officer	2003	158,080		—	—

(1)	Mr. Jose Liberman’s salary has been increased to $120,000 for 2004. All other compensation includes payments by us for Mr. Liberman’s personal taxes and tax preparation and planning, personal travel and leasing of personal vehicles.

(2)	Mr. Lenard Liberman’s salary has been increased to $300,000 for 2004. All other compensation includes payments by us for Mr. Liberman’s personal taxes and tax preparation and planning, personal travel and leasing of personal vehicles.

(3)	Mr. Zane joined us as Chief Financial Officer in April 2003 and receives an annual base salary of $215,000.

Employment Agreement

On March 21, 2003, we entered into an employment agreement with Brett Zane pursuant to which Mr. Zane serves as our Chief Financial Officer. The term of the agreement expires on April 7, 2004. The agreement can be extended for one year at our option. The agreement provides for an annual base salary of $215,000 for the initial term of the agreement, with an increase of 5% if we exercise our option to renew the agreement. Under the terms of the agreement, Mr. Zane is eligible to receive annual bonuses based on his performance and the company’s financial performance.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

We are a wholly owned subsidiary of our parent, LBI Media Holdings, Inc., which is a wholly owned subsidiary of LBI Holdings I, Inc. Jose and Lenard Liberman each own 50% of the outstanding stock (100 shares of common stock each) of LBI Holdings I, Inc. Jose and Lenard Liberman each work at our offices at 1845 West Empire Avenue, Burbank, California 91504.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholder Loans

As of December 31, 2003, we had outstanding loans, including accrued interest, aggregating $232,069 and $2,286,512 to Jose and Lenard Liberman, respectively. The loans were for the personal use of Jose and Lenard Liberman. For Jose Liberman, we made loans of $146,590, $4,432 and $75,000 on December 20, 2001, July 14, 2002 and July 29, 2002, respectively. Jose Liberman repaid the loan for $4,432 on February 14, 2003. For Lenard

Liberman, we made loans of $243,095, $32,000 and $1,916,563 on December 20, 2001, June 14, 2002 and July 9, 2002, respectively.

Each of these loans bears interest at the alternative federal short-term rate published by the Internal Revenue Service for the month in which the advance was made, which rate was 2.48%, 2.91% and 2.84% for December 2001, June 2002 and July 2002, respectively. Each loan matures on the seventh anniversary of the date on which the loan was made. Under the Sarbanes-Oxley Act of 2002, we may not make any additional personal loans to Jose or Lenard Liberman, and the maturity dates of the existing loans may not be extended.

Stock Purchase Agreement

In January 1998, we entered into a stock purchase agreement with Lenard Liberman, Jose Liberman and Jose’s wife, Esther Liberman. The stock purchase agreement was terminated in February 2004. None of the parties under the agreement had exercised any rights under the agreement prior to its termination. Pursuant to the agreement, we had a first right of refusal in the event that either Lenard or Jose would seek to dispose of their common stock. If we would not have exercised our right to repurchase the stock, the remaining stockholder would have had the right to purchase that stock on the same terms.

Spanish Media Rep Team

Jose and Lenard Liberman own and operate our national sales representative, Spanish Media Rep Team, Inc., or SMRT. SMRT receives a 15% commission from us for any commercial time it sells to national advertisers on our radio and television stations, which is based upon the commission rates we paid to former third party national sales representative firms. We paid approximately $589,000, $1,339,000 and $2,201,000 to SMRT for services provided to us for the years ended December 31, 2001, 2002 and 2003, respectively.

L.D.L. Enterprises, Inc.

Lenard Liberman is the sole shareholder of L.D.L. Enterprises, Inc., a mail order business. From time to time, we allow L.D.L. Enterprises to use, free of charge, unsold advertising time on our television stations.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees related to services performed by Ernst & Young LLP in 2002 and 2003 are as follows:

	Year Ended December 31,
	2002	2003
Audit fees	$397,304	$147,209
Audit-related fees	—	—
Tax fees	26,989	13,070
All other fees	—	—

Total	$424,293	$160,279

We do not have an audit committee. Our board of directors approves all services performed by Ernst & Young, LLP. Fees for audit services include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, the issuance of comfort letters, the issuance of consents, and assistance with and review of documents filed with the SEC. Tax fees included tax compliance, tax advice and tax planning services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The following financial statements of LBI Media and report of independent auditors are included in Item 8 of this annual report and submitted in a separate section beginning on page F-1:

2.	Financial Statements Schedules

All required schedules are omitted because they are not applicable or the required information is shown in the financial statements or the accompanying notes.

3.	Exhibits

The exhibits filed as part of this annual report are listed in Item 15(c).

(b)	Reports on Form 8-K

A Current Report on Form 8-K was filed on November 21, 2003 with the Commission by LBI Media attaching the transcript of its conference call discussing financial results for the third fiscal quarter of 2003.

A Current Report on Form 8-K was filed on November 14, 2003 with the Commission by LBI Media in connection with the issuance of its press release announcing its financial results for the third fiscal quarter of 2003.

A Current Report on Form 8-K was filed on October 14, 2003 with the Commission by LBI Media in connection with the issuance by its parent, LBI Media Holdings, Inc., of approximately $68.4 million aggregate principal amount at maturity of 11% Senior Discount Notes due 2013.

A Current Report on Form 8-K was filed on October 2, 2003 with the Commission by LBI Media announcing its revenue guidance for the three months, nine months and twelve months ended September 30, 2003.

(c)	Exhibits.

The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of LBI Media, Inc., including amendments thereto(1)

3.2	Certificate of Ownership of LBI Intermediate Holdings, Inc., dated July 9, 2002(1)

3.3	Bylaws of LBI Media, Inc.(1)

Exhibit Number	Exhibit Description

4.1	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee(1)

4.2	Registration Rights Agreement dated July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors and the Initial Purchasers(1)

10.1

Amended and Restated Credit Agreement dated July 9, 2002, by and among LBI Media, Inc., Fleet National Bank, as administrative agent, General Electric Capital Corporation and SunTrust Bank, as co-syndication agents, and CIT Lending Services Corporation and SunTrust Bank as co-documentation agents and the lenders from time to time party thereto(1)

10.2

First Amendment to Amended and Restated Credit Agreement, dated as of April 15, 2003, among LBI Media, Inc., the Guarantors party thereto, the Lenders party thereto, Fleet National Bank, as Administrative Agent, Fleet Securities, Inc., as Sole Lead Arranger, General Electric Capital Corporation and U.S. Bank, N.A., as Co-Syndication Agent and CIT Lending Services Corporation Suntrust Bank, as Co-Documentation Agent (1)

10.3

Second Amendment to Amended and Restated Credit Agreement, dated as of October 10, 2003, among LBI Media, Inc., the Guarantors party thereto, the Lenders party thereto, Fleet National Bank, as Administrative Agent, Fleet Securities, Inc., as Sole Lead Arranger, General Electric Capital Corporation and U.S. Bank, N.A., as Co-Syndication Agent and CIT Lending Services Corporation Suntrust Bank, as Co-Documentation Agent (2)

10.4	Indenture governing LBI Media Holdings’ 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2).

10.5	Note Secured by Deed of Trust, dated July 15, 1999, by Empire Burbank Studios, Inc., a California corporation in favor of the City National Bank(1)

10.6	Securities Purchase Agreement dated March 20, 2001, by and between LBI Holdings I, Inc. and the purchasers named therein, as amended(1)

10.7

First Amendment to Securities Purchase Agreement, Warrant Agreement, and Subordination and Intercreditor Agreements dated as of July 9, 2002, by and among LBI Holdings I, Inc., the purchasers listed on the signature page thereof, Fleet National Bank, and Oaktree Capital Management, LLC(1)

10.8

Second Amendment to Securities Purchase Agreement, Warrant Agreement, and Subordination and Intercreditor Agreements dated as of October 10, 2003, by and among LBI Holdings I, Inc., the purchasers listed on the signature page thereof, and Fleet National Bank (2)

10.9	Warrant Agreement dated March 20, 2001, by and between LBI Holdings I, Inc. and the purchasers named therein, as amended(1)

Exhibit Number	Exhibit Description

10.10

Subordination and Intercreditor Agreement dated March 20, 2001, by and between LBI Holdings I, Inc., the subordinated creditors listed therein and Fleet National Bank, as administrative agent, as amended(1)

10.11

FM Asset Purchase Agreement dated as of April 5, 2002, among El Dorado Communications, Inc., El Dorado 108, Inc., KXTJ License, Inc., LBI Media, Inc., Liberman Broadcasting of Houston, Inc. and Liberman Broadcasting of Houston License Corp. relating to the acquisition of KQQK(1)

10.12

AM Asset Purchase Agreement dated as of April 5, 2002, among El Dorado Communications, Inc., El Dorado 108, Inc., KXTJ License, Inc., LBI Media, Inc., Liberman Broadcasting of Houston, Inc. and Liberman Broadcasting of Houston License Corp. relating to the acquisition of KEYH(1)

10.13

First Amendment to FM Asset Purchase Agreement and AM Asset Purchase Agreement, dated October 8, 2002, by and among El Dorado Communications, Inc., KXTJ License, Inc., LBI Media, Inc., Liberman Broadcasting of Houston, Inc. and Liberman Broadcasting of Houston License Corp. relating to acquisitions of KQQK-FM and KEYH-AM(1)

10.14	Local Marketing Agreement, dated April 5, 2002, by and between El Dorado Communications, Inc. and Liberman Broadcasting of Houston, Inc. for the operation of KQQK-FM (terminated)(1)

10.15

Asset Purchase Agreement dated as of April 2, 2002, among El Dorado Communications, Inc., El Dorado 108, Inc., KXTJ License, Inc., LBI Media, Inc., Liberman Broadcasting of Houston, Inc., and Liberman Broadcasting of Houston License Corp. relating to the acquisition of KEYH (1)

10.16	Time Brokerage (Local Marketing) Agreement, dated April 15, 2002, by and between El Dorado Communications, Inc., and Liberman Broadcasting of Houston, Inc. for the operation of KEYH-AM (1)

10.17

Asset Purchase Agreement dated June 21, 2002, among Guajillo Investments, LLC, LBI Media, Inc. Liberman Broadcasting of Houston, Inc. and Liberman Broadcasting of Houston License Corp. relating to the acquisition of KIOX-FM and KXGJ (1)

10.18

Asset Purchase Agreement, dated December 19, 2002, by and among Aries Communications, Inc., Orange Broadcasting Corp., LBI Media, Inc., Liberman Broadcasting, Inc. and LBI Radio License Corp. relating to the acquisition of KMXN-FM (1)

10.19	Local Marketing Agreement, dated December 19, 2002, by and between Aries Communications, Inc., and Liberman Broadcasting, Inc. (KMXN-FM) (1)

10.20

Asset Purchase Agreement dated as of July 14, 2003, among Word of God Fellowship, Inc., LBI Media, Inc., Liberman Television of Dallas, Inc. and Liberman Television of Dallas License Corp. relating to the acquisition of KMPX (2)

10.21

Asset Purchase Agreement dated as of March 18, 2004, among A.M. & P.M. Broadcasters, LLC, LBI Media, Inc., Liberman Broadcasting of Dallas, Inc. and Liberman Broadcasting of Dallas License Corp. relating to the acquisition of KNOR**

10.22	Time Brokerage Agreement of KVNR, dated August 4, 2002, by and among Liberman Broadcasting, Inc., LBI Radio License Corp and Little Saigon Radio (1)

10.23	Promissory Note dated December 20, 2001 issued by Lenard D. Liberman in favor of LBI Media, Inc.(1)

10.24	Promissory Note dated December 20, 2001 by Jose Liberman in favor of LBI Media, Inc.(1)

10.25	Promissory Note dated June 14, 2002 issued by Lenard D. Liberman in favor of LBI Media, Inc.(1)

10.26	Promissory Note dated July 9, 2002 issued by Lenard Liberman in favor of LBI Media, Inc. (1)

10.27	Promissory Note dated July 14, 2002 issued by Jose Liberman in favor of LBI Media, Inc.(1)

10.28	Promissory Note dated July 29, 2002 issued by Jose Liberman in favor of LBI Media, Inc.(1)

10.29	Stock Purchase Agreement, dated January 6, 1998, by and among Jose Liberman, Esther Liberman, Lenard D. Liberman And LBI Holdings I, Inc.(1)

10.30	Employment Agreement, dated March 21, 2003, by and between LBI Media, Inc. and Brett Zane *(1)

21.1	Subsidiaries of LBI Media, Inc. **

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934**

Exhibit Number	Exhibit Description

32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002**

*	Denotes management contract or compensation plan.

**	Filed herewith.

(1)	Incorporated by reference from LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).

(2)	Incorporated by reference from LBI Media Holdings’ Registration Statement on Form S-4, filed with the Securities and Exchange Commission October 30, 2003, as amended (File No. 333-10122)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burbank, State of California, on March 30, 2004.

LBI MEDIA, INC.

/s/ Brett Zane

Brett Zane Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

Board of Directors

LBI Media, Inc.

We have audited the accompanying consolidated balance sheets of LBI Media, Inc. as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LBI Media, Inc. at December 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

As more fully described in Note 1, the Company changed its method of accounting for indefinite-lived intangible assets as of January 1, 2002.

/s/ Ernst & Young LLP

March 18, 2004

Los Angeles, California

LBI MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2003
Assets
Current assets
Cash and cash equivalents	$1,396,636	$6,670,129
Short-term investments	135,110	191,650
Accounts receivable (less allowance for doubtful accounts of $627,738 in 2002 and $965,132 in 2003)	9,986,636	13,724,961
Current portion of program rights, net	1,054,655	1,177,325
Amounts due from related parties	730,761	334,693
Current portion of employee advances	58,632	57,856
Prepaid expenses and other current assets	1,201,697	1,087,880

Total current assets	14,564,127	23,244,494
Property and equipment, net	49,044,267	56,837,070
Program rights, excluding current portion	1,817,659	1,642,887
Notes receivable from related parties	2,455,666	2,518,581
Employee advances, excluding current portion	656,265	687,970
Deferred financing costs, net	4,129,447	4,190,301
Broadcast licenses, net	198,323,152	239,405,098
Acquisition costs	475,937	482,455
Escrow funds	2,500,000	1,500,000
Other assets	—	461,351

Total assets	$273,966,520	$330,970,207

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued expenses	$1,768,958	$4,030,956
Accrued interest	8,093,827	7,430,702
Program rights payable	58,324	69,324
Amounts due to related parties	133,695	189,485
Current portion of long-term debt	154,093	163,078

Total current liabilities	10,208,897	11,883,545
Long-term debt, excluding current portion	242,675,518	240,865,731
Deferred compensation	6,280,000	8,506,000
Deferred state income taxes	263,916	236,078
Other liabilities	95,095	218,163
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares—1,000
Issued and outstanding shares—100	1	1
Additional paid-in capital	22,657,667	61,457,931
Retained (deficit) earnings	(8,221,264)	7,739,528
Accumulated other comprehensive income	6,690	63,230

Total stockholder’s equity	14,443,094	69,260,690

Total liabilities and stockholder’s equity	$273,966,520	$330,970,207

See accompanying notes.

LBI MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2001	2002	2003
Revenues	$66,530,464	$79,867,254	$96,099,552
Less agency commissions	6,873,360	8,871,451	12,062,729

Net revenues	59,657,104	70,995,803	84,036,823
Operating expenses:
Program and technical, exclusive of noncash employee compensation of $216,000, $968,000 and $474,000 for the years ended December 31, 2001, 2002 and 2003, respectively, and depreciation, amortization and impairment of broadcast license shown below	8,623,718	10,379,110	13,412,142
Promotional, exclusive of depreciation, amortization and impairment of broadcast license shown below	2,526,973	2,042,698	2,244,239
Selling, general and administrative, exclusive of noncash employee compensation of $1,182,000, $2,674,000 and $1,752,000 for the years ended December 31, 2001, 2002 and 2003, respectively, and depreciation, amortization and impairment of broadcast license shown below	15,592,732	21,359,841	25,690,002
Noncash employee compensation	1,398,000	3,642,000	2,226,000
Depreciation	2,347,165	3,131,101	3,510,823
Amortization	6,326,025	—	—
Impairment of broadcast license	—	1,750,000	—

Total operating expenses	36,814,613	42,304,750	47,083,206

Operating income	22,842,491	28,691,053	36,953,617
Interest expense	(21,446,072)	(28,195,902)	(20,258,907)
Interest and other income	473,634	137,750	97,714
Loss on sale of property and equipment	—	(388,169)	(4,000)

Income before income taxes and cumulative effect of accounting change	1,870,053	244,732	16,788,424
Provision for income taxes	80,583	41,600	59,635

Income before cumulative effect of accounting change	1,789,470	203,132	16,728,789
Cumulative effect of accounting change	—	(8,106,000)	—

Net income (loss)	$1,789,470	$(7,902,868)	$16,728,789

See accompanying notes.

LBI MEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock				Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)		Total Stockholder’s Equity
Balances at December 31, 2000	100	1	45,049,999	14,197,520	(71,680)	59,175,840
Net income	—	—	—	1,789,470	—	1,789,470
Unrealized gain on investment in marketable securities	—	—	—	—	112,474	112,474

Comprehensive income						1,901,944
Contribution by Parent	—	—	30,000,000	—	—	30,000,000
Distributions to Parent	—	—	(52,232,565)	(16,305,386)	—	(68,537,951)

Balances at December 31, 2001	100	1	22,817,434	(318,396)	40,794	22,539,833
Net loss	—	—	—	(7,902,868)	—	(7,902,868)
Unrealized gain on investment in marketable securities	—	—	—	—	18,872	18,872
Adjustment to unrealized gain due to sale of investment in marketable securities	—	—	—	—	(52,976)	(52,976)

Comprehensive loss	—	—	—	—	—	(7,936,972)
Distributions to Parent	—	—	(159,767)	—	—	(159,767)

Balances at December 31, 2002	100	$1	$22,657,667	$(8,221,264)	$6,690	$14,443,094
Net income	—	—	—	16,728,789	—	16,728,789
Unrealized gain on investment in marketable securities	—	—	—	—	56,540	56,540

Comprehensive income	—	—	—	—	—	16,785,329
Contribution by Parent	—	—	38,800,264	—	—	38,800,264
Distributions to Parent	—	—	—	(767,997)	—	(767,997)

Balances at December 31, 2003	100	$1	$61,457,931	$7,739,528	$63,230	$69,260,690

See accompanying notes.

LBI MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2002	2003
Operating activities
Net income (loss)	$1,789,470	$(7,902,868)	$16,728,789
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of accounting change	—	8,106,000	—
Depreciation and amortization	8,673,190	3,131,101	3,510,823
Impairment of broadcast license	—	1,750,000	—
Amortization of deferred financing costs	3,550,729	6,844,844	555,855
Noncash employee compensation	1,398,000	3,642,000	2,226,000
Gain on sale of investments	—	(52,976)	—
Loss on sale of property and equipment	—	388,169	4,000
Provision for doubtful accounts	170,221	861,660	1,066,154
Changes in operating assets and liabilities:
Accounts receivable	(1,901,207)	(3,701,148)	(4,804,479)
Program rights	314,310	(317,589)	52,102
Amounts due from related parties	(456,179)	88,372	396,068
Prepaid expenses and other current assets	(655,844)	(101,102)	113,817
Employee advances	(123,904)	(511,097)	(30,929)
Accounts payable and accrued expenses	(133,118)	(4,953)	2,261,998
Accrued interest	1,656,012	5,746,451	(663,125)
Program rights payable	(56,187)	58,324	11,000
Amounts due to related parties	(15,206)	33,823	55,790
Deferred state income tax payable	132,716	31,200	(27,838)
Other assets and liabilities	—	57,109	(405,630)

Net cash provided by operating activities	$14,343,003	$18,147,320	$21,050,395

Investing activities
Purchase of property and equipment	$(13,953,528)	$(5,004,892)	$(10,244,709)
Acquisition costs	—	(475,937)	(482,455)
Acquisition of television and radio station property and equipment	(6,212,072)	(2,181,161)	(1,075,417)
Acquisition of broadcast licenses	(88,511,786)	(26,885,157)	(38,106,009)
Amounts deposited in escrow for acquisition of broadcast licenses	—	(2,500,000)	(1,500,000)
Loans to related parties	—	(2,027,995)	—
Repayment of note receivable due from related party	—	—	4,432
Proceeds from sale of investments	—	216,592	—
Proceeds from sale of property and equipment	—	1,439,705	12,500

Net cash used in investing activities	$(108,677,386)	$(37,418,845)	$(51,391,658)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings, net of financing costs	$216,845,858	$247,851,860	$44,883,291
Payments on notes payable to related parties	(2,000,000)	(1,861,607)	—
Payments on long-term debt	(81,327,730)	(226,293,674)	(47,300,802)
Distributions to Parent	(68,537,951)	(159,767)	(767,997)
Contribution by Parent	30,000,000	—	38,800,264

Net cash provided by financing activities	94,980,177	19,536,812	35,614,756
Net increase in cash and cash equivalents	645,794	265,287	5,273,493
Cash and cash equivalents at beginning of year	485,555	1,131,349	1,396,636

Cash and cash equivalents at end of year	$1,131,349	$1,396,636	$6,670,129

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$11,876,768	$15,612,970	$20,480,113

Income taxes	$10,400	$10,400	$10,400

See accompanying notes

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1. Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

LBI Media, Inc. was incorporated in California as LBI Holdings II and was a wholly owned subsidiary of LBI Intermediate Holdings, Inc., which was a wholly owned subsidiary of LBI Holdings I, Inc. (the “Parent”). LBI Intermediate Holdings, Inc. and LBI Holdings II were holding companies with substantially no assets, operations or cash flows other than their investment in their subsidiaries. Before the July 2002 issuance of senior subordinated notes (see Note 4), LBI Holdings II changed its name to LBI Media, Inc. and after the issuance of the senior subordinated notes, LBI Intermediate Holdings, Inc. merged into LBI Media, Inc. (LBI Media). The accompanying consolidated financial statements as of December 31, 2001 were prepared as if the merger had already occurred.

Pursuant to an Assignment and Exchange Agreement dated September 29, 2003 between the Parent and LBI Media Holdings, Inc. (Media Holdings), the Parent assigned to Media Holdings all of its right, title and interest in 100 shares of common stock of LBI Media (constituting all of the outstanding shares of LBI Media) in exchange for 100 shares of common stock of Media Holdings. Thus, upon consummation of the exchange, LBI Media became a wholly owned subsidiary of Media Holdings. LBI Media is a holding company with substantially no assets, operations or cash flows other than its investment in its subsidiaries.

LBI Media and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate radio and television stations located in California and Texas. In addition, the Company owns a television studio facility that is used to produce programming for Company-owned television stations and is also rented to independent third parties. The Company sells commercial airtime on its radio and television stations to national and local advertisers.

The Company’s KHJ-AM, KVNR-AM, KWIZ-FM, KBUE-FM, KBUA-FM and KEBN-FM radio stations service the Los Angeles, California market, while its KQUE-AM, KJOJ-AM, KSEV-AM, KEYH-AM, KJOJ-FM, KTJM-FM, KQQK-FM, KIOX-FM and KXGJ-FM radio stations service the Houston, Texas market.

The Company’s television stations, KRCA-TV, KZJL-TV, KMPX-TV and KSDX-TV service the Los Angeles, California, Houston, Texas, Dallas-Fort Worth, Texas and San Diego, California markets, respectively.

The Company’s television studio facility is owned and operated by its wholly owned subsidiary, Empire Burbank Studios, Inc. (Empire) in Burbank, California.

Principles of Consolidation

The accompanying consolidated financial statements as of December 31, 2001 include the accounts of the Company as if the merger between LBI Intermediate Holdings, Inc. and LBI Media (discussed above) had already occurred.

The consolidated financial statements include the accounts of LBI Media and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accounts of Media Holdings and the Parent, including certain indebtedness (see Note 4), are not included in the accompanying consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less and investments in money market accounts to be cash equivalents.

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments included in current assets and current liabilities (such as cash and equivalents, accounts receivable, accounts payable and accrued expenses, and other similar items) approximate fair value due to the short-term nature of such instruments. The estimated fair value of the Company’s Senior Subordinated Notes (see Note 4), based on quoted market prices, is approximately $157.5 million and $172.1 million (carrying value of $150.0 million) at December 31, 2002 and 2003, respectively. The Company’s other long-term debt has variable interest rates or rates that the Company believes approximate current market rates and, accordingly, the carrying value is a reasonable estimate of its fair value.

Short-Term Investments

The Company holds investments in marketable equity securities which have been classified by management as available for sale. Securities classified as available for sale are carried at fair value, which is based on quoted market prices. Unrealized holding gains and losses are excluded from net income (loss) and are recorded as accumulated other comprehensive income or loss. The Company uses the specific identification method of determining the cost of securities sold.

Program Rights

Program rights are stated at the lower of unamortized cost or estimated net realizable value. Program rights, together with the related liabilities, are recorded when the license period begins and the program becomes available for broadcast. Program rights are amortized using the straight-line method over the license term. Program rights expected to be amortized in the succeeding year and program rights payable due within one year are classified as current assets and current liabilities, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Buildings and building improvements	20 years
Antennae, towers and transmitting equipment	12 years
Studio and production equipment	10 years
Record and tape libraries	10 years
Computer equipment and software	3 years
Office furnishings and equipment	5 years
Automobiles	5 years

The carrying value of property and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio and television stations for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying value of these assets, an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. The fair market value of the assets is determined by using current broadcasting industry equipment prices, solicited current market data from dealers of used broadcast equipment and used equipment price lists, catalogs and listings in trade magazines and publications. No adjustments to the carrying amounts of property and equipment have been made during 2002 or 2003.

Broadcast Licenses

Broadcast licenses acquired in conjunction with the acquisition of various radio and television stations were amortized over estimated useful lives ranging from 20 to 40 years, using the straight-line method through December 31, 2001. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, which was issued by the Financial Accounting Standards Board (FASB) in June 2001, companies are required to stop amortizing all goodwill and other intangible assets with indefinite lives (such as broadcast licenses). Instead, SFAS 142 requires

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

that goodwill and intangible assets with indefinite lives be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. Other intangible assets will continue to be amortized over their estimated useful lives. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company.

Upon adoption of SFAS 142 in the first quarter of 2002, the Company recorded a noncash charge of $8,106,000 to reduce the carrying value of certain of its broadcast licenses, which resulted primarily from the effects of increased competition in the stations’ respective markets. Such charge is reflected as a cumulative effect of an accounting change in the accompanying consolidated statement of operations. In the third quarter of 2002, the Company recorded an additional $1,750,000 noncash impairment write-down relating to one of its broadcast licenses. In calculating the impairment charges, the fair value of the Company’s broadcast licenses was determined using the discounted cash flow approach. This approach requires the projection of future cash flows and the restatement of these cash flows into their present valuation equivalent through the use of a discount rate.

The following table presents the impact of SFAS 142 on reported net income had the Standard been in effect for the year ended December 31, 2001:

Year Ended December 31, 2001
Reported net income	$1,789,470
Add back: Broadcast license amortization	6,218,025

Adjusted net income	$8,007,495

The carrying value of broadcast licenses is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio and television stations for indicators of impairment. If indicators of impairment were identified and the undiscounted cash flows estimated to be generated from these assets were less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets would be recorded, if necessary. No adjustments to the carrying amounts of broadcast licenses for impairment were made during 2003.

Accumulated amortization of broadcast licenses totaled approximately $17,696,000 at December 31, 2002 and 2003.

Barter Transactions

Included in the consolidated statements of operations are nonmonetary transactions arising from the trading of advertising time for merchandise and services. The value of goods and services received in such barter transactions is recorded as revenues when the advertising is broadcast. The value of goods and services received in such barter transactions is charged to expense when used, which typically has been in the same accounting period that revenue has been recognized. Barter revenue and expense totaled $773,000, $638,000 and $647,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Deferred Financing Costs

Financing costs are amortized using the straight-line method over the terms of the related credit facilities. Amortization of such costs is included in interest expense in the accompanying consolidated statements of operations.

In connection with the refinancing of the Company’s credit facilities on March 20, 2001 (see Note 4), the Company wrote off to interest expense unamortized deferred financing costs of approximately $1.9 million.

In connection with the refinancing of the Company’s credit facilities on July 9, 2002 (see Note 4), the Company wrote off to interest expense unamortized deferred financing costs of approximately $6.1 million.

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition

Broadcasting revenues from local and national commercial advertising are recognized when the advertisements are broadcast. Revenues from renting airtime are recognized when such time is made available to the customer.

Revenue from the rental of studio facilities is recognized as such facilities are utilized.

Income Taxes

The Company is a “qualified S subsidiary” for federal and California income tax purposes. As such, the Company is deemed to be part of its Parent, an “S Corporation,” for tax purposes, and the taxable income of the Company is required to be reported by the stockholders of the Parent on their respective federal and state income tax returns. California assesses a 1.5% tax on all “S Corporations” subject to certain minimum taxes. Deferred taxes provided by the Company relate to the 1.5% tax on certain temporary differences primarily related to depreciation, amortization, deferred compensation and gain deferral on prior sales.

Advertising Costs

Advertising costs are expensed as incurred. The accompanying consolidated statements of operations include advertising costs (included in promotional expenses) of approximately $1,296,000, $440,000 and $519,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company sells broadcast time to a diverse customer base including advertising agencies and other direct customers. The Company performs credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential losses and such losses have been within management’s expectations.

Reclassifications

Certain reclassifications have been made to the December 31, 2001 and 2002 consolidated financial statements to conform with the December 31, 2003 presentation.

Comprehensive Income (Loss)

For the years ended December 31, 2001, 2002 and 2003, comprehensive income (loss) amounted to $1,901,944, ($7,936,972) and $16,785,329, respectively. Accumulated other comprehensive income (loss) in the consolidated statements of stockholder’s equity is comprised of unrealized gains/losses on investments in marketable securities.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 became effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into with variable interest entities created prior to January 31, 2003, the provisions

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of FIN 46 become effective for the first interim or annual period ending after March 15, 2004. The Company is currently in the process of evaluating this pronouncement and currently believes adoption of FIN 46 will not have a material impact on the Company’s results of operations or financial position.

2. Acquisitions

On March 20, 2001, the Company acquired selected assets of five radio stations and one television station in the Houston, Texas market for an aggregate purchase price of approximately $103,928,000, including acquisition costs of approximately $2,928,000. The Company changed the format, customer base, and employee base of the acquired stations, and allocated the purchase price as follows:

Broadcast licenses	$97,716,000
Property and equipment	6,212,000

Total purchase price	$103,928,000

On October 11, 2002, the Company completed its acquisition of selected assets of KQQK-FM, licensed to Houston, Texas, pursuant to an asset purchase agreement, dated as of April 5, 2002, between the Company and El Dorado Communications, Inc. and certain of its affiliates (“El Dorado”), as amended on October 8, 2002. At the same time, the Company terminated its local marketing agreement, which became effective on May 20, 2002. The aggregate purchase price was approximately $25,637,000, including acquisition costs of approximately $1,637,000. The Company changed the format, customer base, and employee base of the acquired station and allocated the purchase price as follows:

Broadcast licenses	$25,242,000
Property and equipment	395,000

Total purchase price	$25,637,000

On October 11, 2002, the Company also completed its acquisition of selected assets of KIOX-FM and KXGJ-FM, licensed to El Campo and Bay City, Texas, respectively, for an aggregate purchase price of approximately $3,453,000, including acquisition costs of approximately $308,000. The Company changed the format, customer base, and employee base of the acquired stations and allocated the purchase price as follows:

Broadcast licenses	$1,669,000
Property and equipment	1,784,000

Total purchase price	$3,453,000

On April 22, 2003, the Company completed its acquisition of selected assets of KEYH-AM, licensed to Houston, Texas, pursuant to an asset purchase agreement, dated as of April 5, 2002, between the Company and El Dorado, as amended on October 8, 2002. At the same time, the Company terminated its local marketing agreement, which became effective on May 20, 2002. The aggregate purchase price was approximately $6,487,000, including acquisition costs of approximately $762,000. The Company changed the format, customer base, and employee base of the acquired station and allocated the purchase price as follows:

Broadcast licenses	$5,601,000
Property and equipment	886,000

Total purchase price	$6,487,000

On May 15, 2003, the Company completed its acquisition of selected assets of KMXN-FM, licensed to Garden Grove, California, pursuant to an asset purchase agreement, dated as of December 19, 2002, and terminated its local marketing agreement, which became effective on January 7, 2003. Subsequently, the Company changed the station’s call letters to KEBN-FM. The aggregate purchase price was approximately $35,642,000, including acquisition costs of approximately $642,000. The Company changed the format, customer base, and employee base of the acquired station and allocated the purchase price as follows:

Broadcast licenses	$35,453,000
Property and equipment	189,000

Total purchase price	$35,642,000

In connection with certain of the above acquisitions of selected radio and television station assets, the Company entered into local marketing agreements. Under such agreements, the Company paid a negotiated monthly fee, provided programming for the related station, and received the related advertising revenues. The Company expensed the monthly fees as they were incurred. Local marketing agreement expense amounted to $0, $882,000 and $994,000 for the years ended December 31, 2001, 2002 and 2003, respectively. The Company had no local marketing agreements in place at December 31, 2003.

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2002	2003
Land	$14,078,494	$14,225,044
Building and building improvements	14,838,783	15,318,189
Antennae, towers and transmitting equipment	16,930,295	19,166,544
Studio and production equipment	7,861,298	9,642,743
Record and tape libraries	193,251	347,551
Computer equipment and software	1,122,200	1,517,925
Office furnishings and equipment	1,080,134	1,328,467
Automobiles	420,667	685,925
Leasehold improvements	—	23,322
Construction in progress	2,240,147	7,770,391

Total	58,765,269	70,026,101
Less accumulated depreciation	(9,721,002)	(13,189,031)

Total property and equipment	$49,044,267	$56,837,070

At December 31, 2002, construction in progress related to the development of digital television facilities and construction of building improvements. At December 31, 2003, construction in progress related to the construction of building improvements. During the year ended December 31, 2003, the Company capitalized approximately $150,000 of interest associated with the construction of office space in Houston, Texas. No amounts were capitalized in 2001 or 2002.

4. Long-Term Debt

Long-term debt consists of the following (excluding the debt of Media Holdings and the Parent—see discussion below):

	December 31,
	2002	2003
2002 Revolver	$90,000,000	$88,349,736
Senior Subordinated Notes	150,000,000	150,000,000
Empire Note	2,829,611	2,679,073

	242,829,611	241,028,809
Less current portion	(154,093)	(163,078)

	$242,675,518	$240,865,731

In July 1999, Empire Burbank Studios, Inc., a wholly owned subsidiary of the Company, issued an installment note payable to a bank for $3,250,000 (Empire Note) which bears interest at the rate of 8.13% per annum. The Empire Note is payable in monthly principal and interest payments of $31,530 through August 2014. The borrowings under the Empire Note are secured by substantially all of the Empire assets.

On March 20, 2001, the Company entered into a credit agreement providing for a reducing revolver (Old Revolver) which allowed the Company to borrow up to $25.0 million and an aggregate of $165.0 million in term loans (Old Term Loans). The Old Revolver was scheduled to mature on December 31, 2007, and was secured by substantially all of the Company’s assets. Commencing on June 30, 2002, the Old Revolver commitment was scheduled to reduce in quarterly installments. The Old Term Loans amortized in specified installments, payable

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

each fiscal quarter, commencing June 30, 2002, with all unpaid amounts due on June 30, 2008. Borrowings under the Old Revolver and Old Term Loans bore interest, based on the election of the Company, at either the base rate (as defined) or the LIBOR rate, in each case plus the applicable margin stipulated in the agreement ranging from .50% to 4.00% based on certain leverage ratios, as defined in the agreement.

On March 20, 2001, LBI Intermediate Holdings, Inc. issued $40.0 million in senior notes with an original maturity date of March 20, 2009 (Old Senior Notes). Interest on the Old Senior Notes accrued at either the rate of 20% per annum (if paid in cash on or prior to March 20, 2006), or 21% per annum (if not paid in cash on or prior to March 20, 2006), and was payable semiannually in arrears on March 31 and September 30 of each year. At the Company’s option, payment of interest could be made through the issuance of secondary notes. However, one-half of the interest due on each of March 31, 2005, and September 30, 2006, was required to be paid in cash. Interest payments made after September 30, 2006, were to be made at least one-half in cash, with the remaining one-half payable in cash to the extent the Company had excess cash flow as defined in the agreement.

On July 9, 2002, the Company issued $150.0 million of Senior Subordinated Notes due 2012 (Senior Subordinated Notes), entered into a new $160.0 million senior revolving credit facility (2002 Revolver), repaid the Old Revolver and the Old Term Loans and loaned approximately $54.3 million to LBI Intermediate Holdings, Inc. pursuant to an intercompany note. The proceeds of the intercompany note were used to repay the Old Senior Notes (including a $2.5 million early redemption penalty that is included in interest expense). After such repayment, the Company merged with and into LBI Intermediate Holdings, Inc., at which time the intercompany note was canceled.

The Senior Subordinated Notes bear interest at the rate of 10 1/8% per annum, and interest payments are to be made on a semi-annual basis each January 15 and July 15. The Company is a holding company that has no independent assets or operations. All of the Company’s subsidiaries are wholly owned and provide full and unconditional joint and several guarantees of the Senior Subordinated Notes. The indenture governing the Senior Subordinated Notes contains certain restrictive covenants that, among other things, limit the Company’s ability to borrow under the 2002 Revolver. The Company may borrow up to $150.0 million under the 2002 Revolver without having to meet the restrictions contained in the indenture, but any amount over $150.0 million will be subject to the Company’s compliance with a specified leverage ratio (as defined in the indenture of the Senior Subordinated Notes). The indenture also limits the Company’s ability to pay dividends.

Amounts available under the 2002 Revolver will begin decreasing quarterly, commencing on June 30, 2005 and continuing until maturity on September 30, 2009. Borrowings under the 2002 Revolver bear interest at the election of the Company, based on either the base rate (as defined in the senior credit agreement) or the LIBOR rate, in each case plus the applicable margin stipulated in the agreement ranging from 0.25% to 3.00% based on certain leverage ratios, as determined in the senior credit agreement, and are secured by substantially all of the Company’s and its subsidiaries’ assets. The 2002 Revolver bears interest at floating rates (4.01% at December 31, 2002 and ranging from 3.69% to 3.70% at December 31, 2003) and matures on September 30, 2009. The Company may increase its borrowing capacity under the 2002 Revolver by an additional $40.0 million ($30.0 million after the increase in the Company’s borrowing capacity described below), subject to participation by its existing lenders or new lenders acceptable to the administrative agent under the 2002 Revolver and subject to restrictions in the indenture relating to its Senior Subordinated Notes. On August 16, 2002, the Company’s borrowing capacity under the 2002 Revolver was increased by $10.0 million to $170.0 million.

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

The Company pays quarterly commitment fees on the unused portion of the 2002 Revolver based on its utilization rate of the total borrowing capacity. If the Company borrows less than 50% of the revolving credit commitment, it must pay a quarterly commitment fee of 0.500% times the unused portion. If the Company borrows 50% or more of the total revolving credit commitment, it must pay a quarterly commitment fee of 0.375% times the unused portion.

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the above refinancings, the Company expensed approximately $6.1 million of previously deferred financing costs relating to the Old Revolver, the Old Term Loans and the Old Senior Notes in July 2002.

In addition, the Company loaned approximately $1.9 million to a stockholder of the Parent at the time of the refinancings. The loan matures in 2009 and bears interest at the applicable federal rate (2.84% per annum). The Company also repaid notes payable to the stockholders of the Parent of approximately $1.9 million.

The 2002 Revolver and Senior Subordinated Notes contain certain financial and nonfinancial covenants including restrictions on the Company’s ability to pay dividends. At December 31, 2003, the Company was in compliance with all such covenants.

As of December 31, 2003, the Company’s long-term debt had scheduled repayments for each of the next five years as follows:

2004	$163,078
2005	177,675
2006	192,887
2007	209,401
2008	20,576,608

$21,319,649

The above table does not include interest payments or scheduled repayments relating to the debt of Media Holdings or the Parent and does not include any deferred compensation amounts the Company may ultimately pay. Pursuant to SEC guidelines, such debt of Media Holdings and the Parent is not reflected in the Company’s financial statements as (a) the Company will not assume the debt of Media Holdings or the Parent, either presently or in a planned transaction in the future; (b) the proceeds from the offering of $150.0 million of Senior Subordinated Notes due 2012 were not used to retire all or a part of the debt of Media Holdings or the Parent; and (c) the Company does not guarantee or pledge its assets as collateral for the debt of Media Holdings or the Parent. Media Holdings and the Parent are holding companies that have no assets, operations or cash flows other than the investments in their subsidiaries. Accordingly, funding from the Company will be required for Media Holdings and the Parent to repay their debt. The Parent’s debt is expressly subordinated and the debt of Media Holdings is structurally subordinated to the 2002 Revolver and Senior Subordinated Notes. The debt of Media Holdings and the Parent is described below.

On October 10, 2003, Media Holdings issued $68.4 million aggregate principal amount at maturity of Senior Discount Notes that mature in 2013 (Senior Discount Notes). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Media Holdings contributed all of the net proceeds to the Company, which it used to repay a portion of the indebtedness outstanding under the 2002 Revolver. Under the terms of the notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008 and instead the value of the notes will be increased each period such that it will be equal to $68.4 million on such date; such accretion (approximately $978,000 for the year ended December 31, 2003) is recorded as additional interest expense by Media Holdings. Thereafter, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that Media Holdings may make a cash interest election on any interest payment date prior to October 15, 2008. If Media Holdings makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the date of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the date Media Holdings makes such election. The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit Media Holdings’ ability to incur additional indebtedness and pay dividends. The Senior Discount Notes are structurally subordinated to the 2002 Revolver and Senior Subordinated Notes.

On March 20, 2001, the Parent entered into an agreement whereby, in exchange for $30.0 million, it issued junior subordinated notes (Parent Subordinated Notes) and warrants to the holders of the Parent Subordinated Notes to initially acquire 14.02 shares (approximately 6.55%) of the Parent’s common stock at an initial exercise price of

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$.01 per share. In connection with the refinancing in July 2002 and the issuance of Media Holdings’ Senior Discount Notes in October 2003 described above, the Parent amended the terms of the Parent Subordinated Notes and the related warrants. The following information gives effect to such amendments. The Parent Subordinated Notes initially bear interest at 9% per year and will bear interest at 13% per year beginning September 21, 2009. The Parent Subordinated Notes will mature on the earliest of (i) January 31, 2014, (ii) their acceleration following the occurrence and continuance of a material event of default (as defined in the agreement), (iii) a merger, sale or similar transaction involving the Parent or substantially all of the subsidiaries of the Parent, (iv) a sale or other disposition of a majority of the Parent’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of the Parent’s board of directors, and (v) the date on which the warrants issued in connection with the Parent Subordinated Notes are repurchased pursuant to the call options applicable to such warrants. Interest is not payable until maturity.

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

Call Right: If the Parent proposes an acquisition with a valuation of at least $5.0 million in connection with which any proposed financing source reasonably requires in good faith, as a condition of financing and/or permitting the acquisition, an amendment to the maturity date of the notes and a majority of the holders of the Parent Subordinated Notes do not agree to such amendment, the Parent has the right to purchase the warrants (or related stock, if the warrants have been issued) at fair market value, in connection with its payment in full of the aggregate of principal and interest outstanding under the Parent Subordinated Notes.

Based on the relative fair values at the date of issuance, the Parent allocated $13.6 million to the Parent Subordinated Notes and $16.4 million to the warrants. These fair values were determined by using the income and market valuation approaches. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The Parent Subordinated Notes will be accreted through January 31, 2014, up to their $30.0 million redemption value; such accretion (approximately $940,000 and $926,000 for the years ended December 31, 2002 and December 31, 2003, respectively) is recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants will be stated at fair value each reporting period ($29,800,000 at December 31, 2003), with subsequent changes in fair value being recorded as deferred financing costs and amortized to interest expense over the remaining life of the Parent Subordinated Notes.

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies

Leases

The Company leases the land, tower and/or studio space for certain stations under noncancelable operating leases that expire at various times through 2023, with some having renewal options, generally for one to five years. Rental expenses under these agreements totaled approximately $559,000, $885,000 and $1,288,000 during the years ended December 31, 2001, 2002 and 2003, respectively.

Future minimum lease payments by year and in the aggregate, under noncancelable operating leases, consist of the following at December 31, 2003:

2004	$1,004,000
2005	900,000
2006	871,000
2007	774,000
2008	790,000
Thereafter	2,840,000

$7,179,000

Deferred Compensation

The Company and the Parent have entered into employment agreements with certain employees. The services required under the employment agreements are rendered to the Company, and payment of amounts due under the employment agreements is made by the Company. Accordingly, the Company has reflected amounts due under the employment agreements in its financial statements. In addition to annual compensation and other benefits, these agreements provide the employees with the ability to participate in the increase of the “net value” (as defined) of the Parent over certain base amounts (Incentive Compensation). There are two components of Incentive Compensation: (i) a component that vests in varying amounts over time; and (ii) a component that vests upon the attainment of certain performance measures. The time vesting component is accounted for over the vesting periods specified in the employment agreements. Performance based amounts are accounted for at the time it is considered probable that the performance measures will be attained.

The employment agreements contain provisions which allow for limited accelerated vesting in the event of a change in control of the Parent (as defined). Unless there is a change in control of the Parent (as defined), the “net value” (as defined) of the Parent is to be determined on December 31, 2005, December 31, 2006 or December 31, 2009 (depending upon the particular employment agreement). Any Incentive Compensation amounts due are required to be paid within thirty days after the date the “net value” of the Parent is determined. If the Parent is publicly traded, the employees may elect to receive all or a portion of the deferred compensation awards in the form of common stock of the Parent.

At December 31, 2002 and 2003, the “net value” of the Parent exceeded the base amounts set forth in certain of the respective employment agreements, and the employees had vested in approximately $6,280,000 and $8,506,000, respectively, of Incentive Compensation. As a part of the calculation of this incentive compensation, the Company used the income and market valuation approaches to determine the “net value” of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The base amounts were negotiated with each employee at the time the employment agreement was entered into. The vested amounts are shown as deferred compensation in the accompanying consolidated balance sheets; the related expense is shown as noncash employee compensation in the accompanying consolidated statements of operations.

At December 31, 2003, neither the Company nor Parent had funded any portion of the deferred compensation liability.

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

The Company is subject to pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

6. Parent Stock Repurchase Agreement

In January 1998, the Parent and its stockholders entered into a stock repurchase agreement whereby in the event any stockholder of the Parent would die or seek to dispose of their stock, the Parent and remaining stockholders of the Parent would have had the right to acquire such stock. This stock purchase agreement was terminated in February 2004 (see Note 11) and no party had exercised any rights under such agreement prior to its termination.

7. Related Party Transactions

The Company’s national sales representative is an entity owned by the stockholders of the Parent. The Company was charged approximately $589,000, $1,339,000 and $2,201,000 from this entity during the years ended December 31, 2001, 2002 and 2003, respectively. Such amounts, which the Company believes represent market rates, are included in selling expenses in the accompanying consolidated statements of operations.

The Company owed its national sales representative approximately $134,000 and $189,000 as of December 31, 2002 and 2003, respectively. Such amounts are included in amounts due to related parties in the accompanying consolidated balance sheets.

The Company had approximately $2,541,000 and $2,735,000 due from stockholders of the Parent and from affiliated companies at December 31, 2002 and 2003, respectively. The Company loaned approximately $1,917,000 to a stockholder of the Parent in July 2002. These loans bear interest at the applicable federal rate and mature through July 2009. Additionally, at the direction of the stockholders of the Parent, the Company has made advances to certain organizations and individuals totaling approximately $645,000 and $118,000 at December 31, 2002 and 2003, respectively. These loans and advances, plus accrued interest, are included in amounts due from related parties and notes receivable from related parties in the accompanying consolidated balance sheets. During 2002 and 2003, the Company forgave approximately $100,000 and $516,000, respectively, in advances made to certain organizations.

8. Defined Contribution Plan

In 1999, the Company established a 401(k) defined contribution plan (the Plan), which covers all eligible employees (as defined in the Plan). Participants are allowed to make nonforfeitable contributions up to 15% of their annual salary, including commissions, up to the maximum IRS allowable amount. The Company is allowed to contribute a discretionary amount to the Plan. For the years ended December 31, 2002 and 2003, the Company made no discretionary contributions to the Plan.

9. Segment Data

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The Company has two reportable segments—radio operations and television operations.

Management uses operating income before depreciation, amortization, impairment of broadcast license and noncash employee compensation as its measure of profitability for purposes of assessing performance and allocating resources.

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ending December 31,
	2001	2002	2003
Net revenues:
Radio operations	$31,585,340	$39,310,629	$45,630,561
Television operations	28,071,764	31,685,174	38,406,262

Consolidated net revenues	$59,657,104	$70,995,803	$84,036,823

Operating expenses, excluding depreciation, amortization, impairment of broadcast license and noncash employee compensation:
Radio operations	$14,454,498	$18,624,114	$21,722,375
Television operations	12,288,925	15,157,535	19,624,008

Consolidated operating expenses, excluding depreciation, amortization, impairment of broadcast license and noncash employee compensation:	$26,743,423	$33,781,649	$41,346,383

Operating income before depreciation, amortization, impairment of broadcast license and noncash employee compensation:
Radio operations	$17,130,842	$20,686,515	$23,908,186
Television operations	15,782,839	16,527,639	18,782,254

Consolidated operating income before depreciation, amortization, impairment of broadcast license and noncash employee compensation	$32,913,681	$37,214,154	$42,690,440

Depreciation expense:
Radio operations	$875,595	$1,420,681	$1,411,432
Television operations	1,471,570	1,710,420	2,099,391

Consolidated depreciation expense	$2,347,165	$3,131,101	$3,510,823

Amortization expense:
Radio operations	$2,802,384	$—	$—
Television operations	3,523,641	—	—

Consolidated amortization expense	$6,326,025	$—	$—

Impairment of broadcast license:
Television operations	$—	$1,750,000	$—

Consolidated impairment of broadcast license	$—	$1,750,000	$—

Noncash employee compensation:
Radio operations	$1,398,000	$3,642,000	$2,226,000

Consolidated noncash employee compensation	$1,398,000	$3,642,000	$2,226,000

Operating income:
Radio operations	$12,054,863	$15,623,834	$20,270,754
Television operations	10,787,628	$13,067,219	$16,682,863

Consolidated operating income	$22,842,491	$28,691,053	$36,953,617

Total assets:
Radio operations	$107,806,094	$133,313,667	$173,949,221
Television operations	125,529,038	125,100,315	131,074,486
Corporate	15,064,400	15,552,538	25,946,500

Total consolidated assets	$248,399,532	$273,966,520	$330,970,207

Reconciliation of operating income before depreciation, amortization, impairment of broadcast license and noncash employee compensation to income before income taxes and cumulative effective of accounting change:

Operating income before depreciation, amortization, impairment of broadcast license and noncash employee compensation	$32,913,681	$37,214,154	$42,690,440
Depreciation	(2,347,165)	(3,131,101)	(3,510,823)
Amortization	(6,326,025)	—	—
Impairment of broadcast license	—	(1,750,000)	—
Noncash employee compensation	(1,398,000)	(3,642,000)	(2,226,000)
Interest expense	(21,446,072)	(28,195,902)	(20,258,907)
Interest and other income	473,634	137,750	97,714
Loss on sale of property and equipment	—	(388,169)	(4,000)

Income before income taxes and cumulative effect of accounting change	$1,870,053	$244,732	$16,788,424

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2001, 2002 and 2003.

	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
2001: Allowance for doubtful accounts	211,030	170,221	(220,221)	161,030
2002: Allowance for doubtful accounts	161,030	861,660	(394,952)	627,738
2003: Allowance for doubtful accounts	627,738	1,066,154	(728,760)	965,132

11. Subsequent Events

On January 12, 2004, the Company completed its purchase of selected assets of KMPX-TV serving the Dallas-Fort Worth, Texas market for an aggregate purchase price of approximately $37,493,000 (including acquisition costs of $493,000) and has significantly changed the format, customer base, revenue stream and employee base of this station. The purchase was financed through cash on hand and borrowings under the Company’s senior credit facility. The preliminary purchase price allocation is as follows:

Broadcast licenses	$30,493,000
Property and equipment	7,000,000

Total purchase price	$37,493,000

On February 12, 2004, Liberman Broadcasting Inc. (Liberman Broadcasting), a Delaware corporation, filed a registration statement on Form S-1 (File No. 333-112773) with the Securities and Exchange Commission for the proposed initial public offering of its Class A common stock. Immediately before the anticipated initial public offering, Liberman Broadcasting will merge with the Parent, a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate Liberman Broadcasting into a Delaware corporation. It is anticipated that a portion of the net proceeds to the Parent from the anticipated initial public offering will be contributed to the Company and used to repay a portion of its outstanding indebtedness.

In February 2004, the Parent and its stockholders terminated the stock repurchase agreement they entered into in January 1998, whereby in the event any stockholder of the Parent had died or sought to dispose of their stock, the Parent and remaining stockholders of the Parent would have had the right to acquire such stock. No rights under the agreement were exercised by any party prior to its termination.

On March 18, 2004, the Company entered into an agreement to purchase selected assets of radio station KNOR-FM serving the Dallas-Fort Worth, Texas market for an aggregate purchase price of approximately $15.5 million, of which $750,000 has been deposited into escrow. The Company expects to complete this acquisition in the third quarter of 2004.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of LBI Media, Inc., including amendments thereto(1)

3.2	Certificate of Ownership of LBI Intermediate Holdings, Inc., dated July 9, 2002(1)

3.3	Bylaws of LBI Media, Inc.(1)

4.1	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee(1)

4.2	Registration Rights Agreement dated July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors and the Initial Purchasers(1)

10.1

Amended and Restated Credit Agreement dated July 9, 2002, by and among LBI Media, Inc., Fleet National Bank, as administrative agent, General Electric Capital Corporation and SunTrust Bank, as co-syndication agents, and CIT Lending Services Corporation and SunTrust Bank as co-documentation agents and the lenders from time to time party thereto(1)

10.2

First Amendment to Amended and Restated Credit Agreement, dated as of April 15, 2003, among LBI Media, Inc., the Guarantors party thereto, the Lenders party thereto, Fleet National Bank, as Administrative Agent, Fleet Securities, Inc., as Sole Lead Arranger, General Electric Capital Corporation and U.S. Bank, N.A., as Co-Syndication Agent and CIT Lending Services Corporation Suntrust Bank, as Co-Documentation Agent (1)

10.3

Second Amendment to Amended and Restated Credit Agreement, dated as of October 10, 2003, among LBI Media, Inc., the Guarantors party thereto, the Lenders party thereto, Fleet National Bank, as Administrative Agent, Fleet Securities, Inc., as Sole Lead Arranger, General Electric Capital Corporation and U.S. Bank, N.A., as Co-Syndication Agent and CIT Lending Services Corporation Suntrust Bank, as Co-Documentation Agent (2)

10.4	Indenture governing LBI Media Holdings’ 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2).

10.5	Note Secured by Deed of Trust, dated July 15, 1999, by Empire Burbank Studios, Inc., a California corporation in favor of the City National Bank(1)

10.6	Securities Purchase Agreement dated March 20, 2001, by and between LBI Holdings I, Inc. and the purchasers named therein, as amended(1)

10.7

First Amendment to Securities Purchase Agreement, Warrant Agreement, and Subordination and Intercreditor Agreements dated as of July 9, 2002, by and among LBI Holdings I, Inc., the purchasers listed on the signature page thereof, Fleet National Bank, and Oaktree Capital Management, LLC(1)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.8

Second Amendment to Securities Purchase Agreement, Warrant Agreement, and Subordination and Intercreditor Agreements dated as of October 10, 2003, by and among LBI Holdings I, Inc., the purchasers listed on the signature page thereof, and Fleet National Bank (2)

10.9	Warrant Agreement dated March 20, 2001, by and between LBI Holdings I, Inc. and the purchasers named therein, as amended(1)

10.10

Subordination and Intercreditor Agreement dated March 20, 2001, by and between LBI Holdings I, Inc., the subordinated creditors listed therein and Fleet National Bank, as administrative agent, as amended(1)

10.11

FM Asset Purchase Agreement dated as of April 5, 2002, among El Dorado Communications, Inc., El Dorado 108, Inc., KXTJ License, Inc., LBI Media, Inc., Liberman Broadcasting of Houston, Inc. and Liberman Broadcasting of Houston License Corp. relating to the acquisition of KQQK(1)

10.12

AM Asset Purchase Agreement dated as of April 5, 2002, among El Dorado Communications, Inc., El Dorado 108, Inc., KXTJ License, Inc., LBI Media, Inc., Liberman Broadcasting of Houston, Inc. and Liberman Broadcasting of Houston License Corp. relating to the acquisition of KEYH(1)

10.13

First Amendment to FM Asset Purchase Agreement and AM Asset Purchase Agreement, dated October 8, 2002, by and among El Dorado Communications, Inc., KXTJ License, Inc., LBI Media, Inc., Liberman Broadcasting of Houston, Inc. and Liberman Broadcasting of Houston License Corp. relating to acquisitions of KQQK-FM and KEYH-AM(1)

10.14	Local Marketing Agreement, dated April 5, 2002, by and between El Dorado Communications, Inc. and Liberman Broadcasting of Houston, Inc. for the operation of KQQK-FM (terminated)(1)

10.15

Asset Purchase Agreement dated as of April 2, 2002, among El Dorado Communications, Inc., El Dorado 108, Inc., KXTJ License, Inc., LBI Media, Inc., Liberman Broadcasting of Houston, Inc., and Liberman Broadcasting of Houston License Corp. relating to the acquisition of KEYH (1)

10.16	Time Brokerage (Local Marketing) Agreement, dated April 15, 2002, by and between El Dorado Communications, Inc., and Liberman Broadcasting of Houston, Inc. for the operation of KEYH-AM (1)

10.17

Asset Purchase Agreement dated June 21, 2002, among Guajillo Investments, LLC, LBI Media, Inc. Liberman Broadcasting of Houston, Inc. and Liberman Broadcasting of Houston License Corp. relating to the acquisition of KIOX-FM and KXGJ (1)

10.18

Asset Purchase Agreement, dated December 19, 2002, by and among Aries Communications, Inc., Orange Broadcasting Corp., LBI Media, Inc., Liberman Broadcasting, Inc. and LBI Radio Licence Corp. relating to the acquisition of KMXN-FM (1)

10.19	Local Marketing Agreement, dated December 19, 2002, by and between Aries Communications, Inc., and Liberman Broadcasting, Inc. (KMXN-FM) (1)

10.20

Asset Purchase Agreement dated as of July 14, 2003, among Word of God Fellowship, Inc., LBI Media, Inc., Liberman Television of Dallas, Inc. and Liberman Television of Dallas License Corp. relating to the acquisition of KMPX (2)

10.21

Asset Purchase Agreement dated as of March 18, 2004, among A.M. & P.M. Broadcasters, LLC, LBI Media, Inc., Liberman Broadcasting of Dallas, Inc. and Liberman Broadcasting of Dallas License Corp. relating to the acquisition of KNOR**

10.22	Time Brokerage Agreement of KVNR, dated August 4, 2002, by and among Liberman Broadcasting, Inc., LBI Radio License Corp and Little Saigon Radio (1)

10.23	Promissory Note dated December 20, 2001 issued by Lenard D. Liberman in favor of LBI Media, Inc.(1)

10.24	Promissory Note dated December 20, 2001 by Jose Liberman in favor of LBI Media, Inc.(1)

10.25	Promissory Note dated June 14, 2002 issued by Lenard D. Liberman in favor of LBI Media, Inc.(1)

10.26	Promissory Note dated July 9, 2002 issued by Lenard Liberman in favor of LBI Media, Inc. (1)

10.27	Promissory Note dated July 14, 2002 issued by Jose Liberman in favor of LBI Media, Inc.(1)

10.28	Promissory Note dated July 29, 2002 issued by Jose Liberman in favor of LBI Media, Inc.(1)

10.29	Stock Purchase Agreement, dated January 6, 1998, by and among Jose Liberman, Esther Liberman, Lenard D. Liberman And LBI Holdings I, Inc.(1)

10.30	Employment Agreement, dated March 21, 2003, by and between LBI Media, Inc. and Brett Zane *(1)

21.1	Subsidiaries of LBI Media, Inc. **

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934**

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934**

32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002**

*	Denotes management contract or compensation plan.

**	Filed herewith.

(1)	Incorporated by reference from LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).

(2)	Incorporated by reference from LBI Media Holdings’ Registration Statement on Form S-4, filed with the Securities and Exchange Commission October 30, 2003, as amended (File No. 333-10122)