Form 10-Q
period 2004-06-30
LBI MEDIA INC
filed 2004-08-16
CIK 1192503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 13, 2004, there were approximately 100 shares outstanding of Common Stock, $0.01 par value.

LBI MEDIA, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LBI MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	June 30, 2004
	(Note 1)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,670,129	$707,858
Short-term investments	191,650	41,960
Accounts receivable (less allowance for doubtful accounts of $965,132 in 2003 and $1,193,314 in 2004)	13,724,961	13,159,836
Current portion of program rights, net	1,177,325	1,191,338
Amounts due from related parties	334,693	525,221
Current portion of employee advances	57,856	80,217
Prepaid expenses and other current assets	1,087,880	927,262

Total current assets	23,244,494	16,633,692

Property and equipment, net	56,837,070	67,529,635
Program rights, excluding current portion	1,642,887	1,167,527
Notes receivable from related parties	2,518,581	2,552,154
Employee advances, excluding current portion	687,970	693,145
Deferred financing costs, net	4,190,301	5,260,039
Broadcast licenses, net	239,405,098	270,048,538
Acquisition costs	482,455	142,483
Escrow funds	1,500,000	750,000
Other assets	461,351	601,882

Total assets	$330,970,207	$365,379,095

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued expenses	$4,030,956	$4,654,604
Accrued interest	7,430,702	7,238,201
Program rights payable	69,324	62,491
Amounts due to related parties	189,485	—
Current portion of long-term debt	163,078	170,506

Total current liabilities	11,883,545	12,125,802

Long-term debt, excluding current portion	240,865,731	266,728,634
Deferred compensation	8,506,000	9,392,000
Deferred state income taxes	236,078	304,049
Other liabilities	218,163	258,118

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares —1,000
Issued and outstanding shares —100	1	1
Additional paid-in capital	61,457,931	61,457,931
Retained earnings	7,739,528	15,104,884
Accumulated other comprehensive income	63,230	7,676

Total stockholder’s equity	69,260,690	76,570,492

Total liabilities and stockholder’s equity	$330,970,207	$365,379,095

See accompanying notes.

LBI MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues	$25,871,930	$28,432,305	$44,591,170	$50,582,660
Less agency commissions	(3,255,939)	(3,661,704)	(5,521,611)	(6,439,764)

Net revenues	22,615,991	24,770,601	39,069,559	44,142,896

Operating expenses:
Program and technical, exclusive of noncash employee compensation of $75,000 and ($48,000) for the three months ended June 30, 2003 and 2004, respectively, and $234,000 and $197,000 for the six months ended June 30, 2003 and 2004, respectively, and depreciation shown below	3,355,019	3,933,513	6,265,975	7,505,990
Promotional, exclusive of depreciation shown below	422,010	429,869	670,072	811,170
Selling, general and administrative, exclusive of noncash employee compensation of $269,000 and ($127,000) for the three months ended June 30, 2003 and 2004, respectively, and $793,000 and $689,000 for the six months ended June 30, 2003 and 2004, respectively, and depreciation shown below	6,361,034	7,017,236	12,163,096	13,735,519
Noncash employee compensation	344,000	(175,000)	1,027,000	886,000
Depreciation	864,763	1,314,660	1,658,974	2,439,223

Total operating expenses	11,346,826	12,520,278	21,785,117	25,377,902

Operating income	11,269,165	12,250,323	17,284,442	18,764,994
Interest expense	(5,092,647)	(5,070,359)	(10,072,219)	(10,196,095)
Interest and other income	31,748	66,466	54,362	90,589
(Loss) gain on sale of property and equipment	(4,000)	2,354	(4,000)	2,354

Income before income taxes	6,204,266	7,248,784	7,262,585	8,661,842
Provision for income taxes	(20,000)	(91,246)	(40,000)	(122,924)

Net income	$6,184,266	$7,157,538	$7,222,585	$8,538,918

See accompanying notes.

LBI MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2003	2004
Operating activities
Net income	$7,222,585	$8,538,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,658,974	2,439,223
Amortization of deferred financing costs	269,608	313,250
Noncash employee compensation	1,027,000	886,000
Gain on sale of investments	—	(47,614)
Loss (gain) on sale of property and equipment	4,000	(2,354)
Provision for doubtful accounts	466,483	457,693
Changes in operating assets and liabilities:
Accounts receivable	(3,600,708)	107,432
Program rights	82,788	461,347
Amounts due from related parties	(158,917)	(190,528)
Prepaid expenses and other current assets	(364,263)	160,618
Employee advances	(62,134)	(27,536)
Accounts payable and accrued expenses	285,516	623,648
Accrued interest	(497,787)	(192,501)
Program rights payable	38,646	(6,833)
Amounts due to related parties	116,295	(189,485)
Deferred state income tax payable	29,600	67,971
Other assets and liabilities	(9,024)	(134,149)

Net cash provided by operating activities	6,508,662	13,265,100

Investing activities
Purchase of property and equipment	(3,742,912)	(6,269,434)
Acquisition of radio and television station property and equipment	(1,075,417)	(7,000,000)
Acquisition costs	(97,151)	(142,483)
Acquisition of broadcast licenses	(37,827,022)	(28,660,985)
Amounts deposited in escrow for the acquisition of broadcast licenses	—	(750,000)
Repayment of note receivable from related party	4,432	—
Proceeds from sale of property and equipment	12,500	140,000
Proceeds from sale of investment	—	141,750

Net cash used in investing activities	(42,725,570)	(42,541,152)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings, net of financing costs	40,498,541	35,319,511
Payments on long-term debt and bank borrowings	(3,874,043)	(10,832,168)
Distributions to Parent	—	(1,173,562)

Net cash provided by financing activities	36,624,498	23,313,781

Net increase (decrease) in cash and cash equivalents	407,590	(5,962,271)
Cash and cash equivalents at beginning of period	1,396,636	6,670,129

Cash and cash equivalents at end of period	$1,804,226	$707,858

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,300,922	$10,038,052

Income taxes	$10,400	$10,400

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

The Company’s KHJ-AM, KVNR-AM, KWIZ-FM, KBUE-FM, KBUA-FM and KEBN-FM radio stations service the Los Angeles, California market, its KQUE-AM, KJOJ-AM, KSEV-AM, KEYH-AM, KJOJ-FM, KTJM-FM, KQQK-FM, KIOX-FM and KXGJ-FM radio stations service the Houston, Texas market and its KNOR-FM station services the Dallas-Fort Worth, Texas market.

The Company’s television stations, KRCA, KZJL, KMPX and KSDX, service the Los Angeles, California, Houston, Texas, Dallas Fort-Worth, Texas and San Diego, California markets, respectively.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2003 consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (the “Annual Report”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The condensed consolidated financial statements include the accounts of LBI Media and its subsidiaries. All significant intercompany amounts and transactions have been eliminated. The accounts of LBI Media Holdings and the Parent, including certain indebtedness (see Note 4), are not included in the accompanying unaudited condensed financial statements.

2. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 became effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into with variable interest entities created prior to January 31, 2003, the provisions of FIN 46 become effective for the first interim or annual period ending after March 15, 2004. The Company adopted the provisions of FIN 46 in the first quarter of 2004; however, such adoption has not had an impact on the Company’s results of operations or financial position.

3. Broadcast Licenses

The Company accounts for its broadcast licenses in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). The Company believes its broadcast licenses have indefinite useful lives given they are expected to indefinitely contribute to the future cash flows of the Company, and that they may be continually renewed without substantial cost to the Company. As such, in accordance with SFAS 142, the broadcast licenses are reviewed for impairment at least annually.

The carrying value of broadcast licenses is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio and television stations for indicators of impairment. If indicators of impairment are identified and the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. The fair value of the Company’s broadcast licenses is determined using the discounted cash flow approach. This approach requires the projection of future cash flows and the restatement of these cash flows into their present valuation equivalent through the use of a discount rate. No adjustments to the carrying amounts of broadcast licenses for impairment were made during the six months ended June 30, 2003 and 2004.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

Accumulated amortization of broadcast licenses totaled approximately $17,696,000 at December 31, 2003 and June 30, 2004.

4. Long-Term Debt

Long-term debt consists of the following (not including the debt of LBI Media Holdings or the Parent – see discussion below):

	December 31, 2003	June 30, 2004

2002 Revolver	$88,349,736	$—
2004 Revolver	—	114,299,736
Senior Subordinated Notes	150,000,000	150,000,000
Empire Note	2,679,073	2,599,404

	241,028,809	266,899,140
Less current portion	(163,078)	(170,506)

	$240,865,731	$266,728,634

In July 1999, Empire Burbank Studios, Inc., a wholly owned subsidiary of the Company, issued an installment note payable to a bank for $3.25 million (the “Empire Note”), which bore interest at the rate of 8.13% per annum. The Empire Note was payable in monthly principal and interest payments of $31,530, and was scheduled to mature in August 2014. The borrowings under the Empire Note were secured by substantially all of the Empire assets.

On July 1, 2004 (see Note 10), Empire refinanced the Empire Note with an installment note for approximately $2.6 million (the “2004 Empire Note”). The 2004 Empire Note bears interest at the rate of 5.52% per annum, and is payable in monthly principal and interest payments of $21,411 through maturity in July 2019. The borrowings under the 2004 Empire Note are secured primarily by all of Empire’s real property.

On July 9, 2002, LBI Media issued $150.0 million of Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”) and entered into a new $160.0 million senior revolving credit facility (the “2002 Revolver”). The proceeds from the Senior Subordinated Notes and 2002 Revolver were used to repay LBI Media’s former senior credit facility and senior notes (the “July 2002 Refinancing”).

The Senior Subordinated Notes bear interest at the rate of 10 1/8% per annum, and interest payments are to be made on a semi-annual basis each January 15 and July 15. LBI Media is a holding company that has no independent assets or operations, other than its investment in its subsidiaries. All of LBI Media’s subsidiaries are wholly owned and have provided full and unconditional joint and several guarantees of the Senior Subordinated Notes. The indenture governing the Senior Subordinated Notes contains certain restrictive covenants that, among other things, limit the Company’s ability to borrow under its senior credit facility.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

The Company can borrow up to $150.0 million under its senior credit facility without restrictions, but any amount over $150.0 million would be subject to the Company’s compliance with a specified leverage ratio (as defined in the indenture governing the Senior Subordinated Notes). The indenture also limits the Company’s ability to pay dividends.

Amounts available under the 2002 Revolver were scheduled to begin decreasing quarterly, commencing on June 30, 2005, and continuing until maturity on September 30, 2009. Borrowings under the 2002 Revolver bore interest at the election of the Company, based on either the base rate (as defined in the senior credit agreement) or the LIBOR rate, in each case plus the applicable margin stipulated in the agreement ranging from 0.25% to 3.00% based on certain leverage ratios, as defined in the senior credit agreement. The 2002 Revolver bore interest at floating rates (ranging from 3.69% to 3.70% at December 31, 2003), and borrowings were secured by substantially all of the Company’s assets. The Company had the option to increase its borrowing capacity under the 2002 Revolver by an additional $40.0 million ($30.0 million after the increase in the Company’s borrowing capacity described below) subject to participation by its existing lenders or new lenders acceptable to the administrative agent under the 2002 Revolver and subject to restrictions in the indenture relating to its Senior Subordinated Notes. On August 16, 2002, the Company’s borrowing capacity under the 2002 Revolver was increased by $10.0 million to $170.0 million.

The 2002 Revolver contained customary restrictive covenants that, among other things, limited the Company’s ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above certain limits. Under the 2002 Revolver, the Company was also required to maintain specified financial ratios, such as a maximum total leverage ratio, a maximum senior leverage ratio, a minimum ratio of EBITDA (as defined in the senior credit agreement) to interest expense and a minimum ratio of EBITDA (as defined in the senior credit agreement) to fixed charges.

On June 11, 2004, the Company amended and restated the 2002 Revolver (as amended and restated, the “2004 Revolver”). The 2004 Revolver includes a $175.0 million revolving loan facility and a $5.0 million swing loan sub-facility. There are no scheduled reductions of commitments under the 2004 Revolver. In addition, the Company has the option to request its lenders to increase the amount of the 2004 Revolver by an additional $50.0 million ($30.0 million after the increase in the Company’s borrowing capacity described below) in the aggregate; however, the lenders are not obligated to do so. Borrowings under the 2004 Revolver bear interest at the election of the Company, based on either the prime rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreement. The applicable margin, which is based on the Company’s total leverage ratio, ranges from 0.25% to 1.75% per annum for base rate loans and 1.50% to 3.00% per annum for LIBOR loans. As of June 30, 2004, borrowings under the 2004 Revolver bore interest at 3.80% per annum. On August 11, 2004 (see Note 10), the Company’s borrowing capacity under the 2004 Revolver was increased by $20.0 million to $195.0 million. The 2004 Revolver matures on September 30, 2010.

Borrowings under the 2004 Revolver are secured by substantially all of the tangible and intangible assets of the Company, including a first priority pledge of all capital stock of each of its respective subsidiaries. The 2004 Revolver also contains customary representations, affirmative and negative covenants and defaults for a senior credit facility.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

The Company pays quarterly commitment fees on the unused portion of the 2004 Revolver based on its utilization rate of the total borrowing capacity. Under certain circumstances, if the Company borrows less than 50% of the revolving credit commitment, it must pay a quarterly commitment fee of 0.500% times the unused portion. If the Company borrows 50% or more of the total revolving credit commitment, or if its total leverage ratio is below a certain level, it must pay a quarterly commitment fee of 0.375% times the unused portion.

In connection with the July 2002 Refinancing described above, the Company loaned approximately $1.9 million to a stockholder of the Parent. The loan matures in 2009 and bears interest at the applicable federal rate (2.84% per annum). The Company also repaid notes payable to the stockholders of the Parent of approximately $1.9 million.

The 2004 Revolver and Senior Subordinated Notes contain certain financial and non-financial covenants including restrictions on LBI Media’s ability to pay dividends. At June 30, 2004, the Company was in compliance with all such covenants.

As of June 30, 2004, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years as follows:

2004	$83,217
2005	177,675
2006	192,887
2007	209,401
2008	226,872

$890,052

The above table does not include interest payments or scheduled repayments relating to debt of LBI Media Holdings or the Parent, and does not include any deferred compensation amounts the Company may ultimately pay. Pursuant to SEC guidelines, the debt of LBI Media Holdings and the Parent is not reflected in the Company’s financial statements because (a) the Company will not assume the debt of LBI Media Holdings or the Parent, either presently or in a planned transaction in the future; (b) the proceeds from the offering of the $150.0 million Senior Subordinated Notes due 2012 were not used to retire all or a part of the debt of LBI Media Holdings or the Parent; and (c) the Company does not guarantee or pledge its assets as collateral for the debt of LBI Media Holdings or the Parent. LBI Media Holdings and the Parent are holding companies that have no assets, operations or cash flows other than the investments in their subsidiaries. Accordingly, funding from the Company may be required for LBI Media Holdings and the Parent to repay their debt. The Parent’s debt is expressly subordinated and the debt of LBI Media Holdings is structurally subordinated to the 2004 Revolver and Senior Subordinated Notes. The debt of LBI Media Holdings and the Parent is described below.

On October 10, 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of Senior Discount Notes that mature in 2013 (the “Senior Discount Notes”). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. LBI Media Holdings contributed all of the net proceeds to the Company, which it used to repay a portion of the indebtedness outstanding under the 2002 Revolver. Under the terms of the notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008, and instead, the value of the notes will increase each period until it is equal to $68.4 million on October 15, 2008; such accretion (approximately $1.2 million and $2.3 million, respectively, for the three and six months ended June 30, 2004) is recorded as additional interest expense by LBI Media Holdings. After October 15, 2008, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that LBI Media Holdings may make a cash interest election on any interest payment date prior to October 15, 2008. If LBI Media Holdings makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the day of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the day LBI Media Holdings makes such election. The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. The Senior Discount Notes are structurally subordinated to the 2004 Revolver and Senior Subordinated Notes.

On March 20, 2001, the Parent entered into an agreement whereby in exchange for $30.0 million, it issued junior subordinated notes (the “Parent Subordinated Notes”) and warrants to the holders of the Parent Subordinated Notes to initially acquire 14.02 shares (approximately 6.55%) of the Parent’s common stock at an initial exercise price of $.01 per share. In connection with the July 2002 Refinancing and the issuance of LBI Media Holdings’ Senior Discount Notes in October 2003 described above, the terms of the Parent Subordinated Notes and the related warrants were amended. The following information gives effect to such amendments. The Parent Subordinated Notes initially bear interest at 9% per year and will bear interest at 13% per year beginning September 21, 2009. The Parent Subordinated Notes will mature on the earliest of (i) January 31, 2014, (ii) their acceleration following the occurrence and continuance of a material event of default (as defined in the agreement), (iii) a merger, sale or similar transaction involving the Parent or substantially all of the subsidiaries of the Parent, (iv) a sale or other disposition of a majority of the Parent’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of the Parent’s board of directors, and (v) the date on which the warrants issued in connection with the Parent Subordinated Notes are repurchased pursuant to the call options applicable to such warrants. Interest is not payable until maturity.

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

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

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

Based on the relative fair values at the date of issuance, the Parent allocated $13.6 million to the Parent Subordinated Notes and $16.4 million to the warrants. These fair values were determined by using the income and market valuation approaches. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The Parent Subordinated Notes will be accreted through January 31, 2014, up to their $30.0 million redemption value; such accretion (approximately $232,000 and $231,000 during the three months ended June 30, 2003 and 2004, respectively, and approximately $459,000 during the six months ended June 30, 2003 and 2004) is recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants are stated at fair value each reporting period (approximately $30,000,000 at June 30, 2004), with subsequent changes in fair value being recorded as deferred financing costs and amortized to interest expense over the remaining life of the Parent Subordinated Notes.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

On February 12, 2004, Liberman Broadcasting, Inc., a Delaware corporation, filed a registration statement on Form S-1 (File No. 333-112773) with the Securities and Exchange Commission for the proposed initial public offering of its Class A common stock (the “Offering”). Immediately before the Offering, Liberman Broadcasting, Inc. will merge with the Parent, a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate the Parent into a Delaware corporation. Based on the current anticipated size and timing of the Offering, it is anticipated that a portion of the net proceeds to the Parent from the Offering will be contributed to the Company and used to repay:

•	approximately $18.5 million of the outstanding principal amount under the 2004 Revolver, plus accrued and unpaid interest, and

•	$52.5 million of the principal amount of the Senior Subordinated Notes at a redemption price of 110.125%, plus accrued and unpaid interest.

Assuming the above redemptions occurred on June 30, 2004, the Company would have incurred approximately $6.0 million in one-time charges relating to the Senior Subordinated Notes, of which approximately $0.7 million relates to the noncash write-off of previously deferred financing costs.

LBI Media Holdings plans to redeem approximately $17.3 million of the accreted value of its Senior Discount Notes at a redemption price of 111.0% of the accreted value to the redemption date with the net proceeds contributed by Liberman Broadcasting, Inc. from the Offering. Assuming this redemption occurred on June 30, 2004, LBI Media Holdings would have incurred approximately $2.6 million in one-time charges, of which approximately $0.7 million relates to the noncash write-off of previously deferred financing costs.

Liberman Broadcasting, Inc. plans to redeem all of its outstanding Parent Subordinated Notes at a redemption price of 100.0% with the net proceeds from the Offering. In addition, Liberman Broadcasting, Inc. expects that the warrants will be exercised for shares of its Class A common stock at the closing of the Offering. Liberman Broadcasting, Inc. also intends to enter into an agreement with the holders of the warrants to terminate certain of their rights under the warrant agreement, including the put and call rights. Assuming the Offering closed and the warrants were exercised on June 30, 2004, Liberman Broadcasting, Inc. would have incurred a one-time $7.4 million noncash charge to adjust the fair market value of the warrants resulting from the immediate increase in its net equity value. In addition, Liberman Broadcasting, Inc. would have incurred approximately $14.0 million in one-time noncash expenses, relating to the write-off of previously deferred financing costs and a loss resulting from the early retirement of the Parent Subordinated Notes.

5. Acquisitions

On April 22, 2003, the Company completed its acquisition of selected assets of KEYH-AM, licensed to Houston, Texas, pursuant to an asset purchase agreement, dated as of April 5, 2002, as amended on October 8, 2002. At the same time, the Company terminated its local

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

marketing agreement, which became effective on May 20, 2002. The aggregate purchase price was approximately $6,487,000, including acquisition costs of approximately $762,000. The Company changed the format, customer base, and employee base of the acquired station and allocated the purchase price as follows:

Broadcast license	$5,601,000
Property and equipment	886,000

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

Broadcast license	$35,453,000
Property and equipment	189,000

$35,642,000

On January 12, 2004, the Company completed its acquisition of selected assets of KMPX-TV, licensed to Decatur-Dallas, Texas, pursuant to an asset purchase agreement, dated as of July 14, 2003. The aggregate purchase price was approximately $37,642,000, including acquisition costs of approximately $642,000. The Company changed the format, customer base, and employee base of the acquired station and the initial purchase price allocation is as follows:

Broadcast license	$30,642,000
Property and equipment	7,000,000

$37,642,000

On July 20, 2004 (see Note 10), the Company completed its acquisition of selected assets of radio station KNOR-FM, licensed to Krum, Texas, pursuant to an asset purchase agreement, dated as of March 18, 2004. The aggregate purchase price was approximately $16,053,000, including acquisition costs of approximately $553,000. The Company changed the format, customer base and employee base of the acquired station and the initial purchase price allocation is as follows:

Broadcast license	$15,972,000
Property and equipment	81,000

$16,053,000

In connection with certain of the above acquisitions of selected radio station assets, the Company entered into local marketing agreements to operate the stations until the purchase was

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

completed. Under such agreements, the Company paid a negotiated monthly fee, provided programming for the related stations, and received the related advertising revenues. The Company expensed the monthly fees as they were incurred. Local marketing agreement expense amounted to approximately $308,000 and $0 during the three months ended June 30, 2003 and 2004, respectively, and $980,000 and $0 during the six months ended June 30, 2003 and 2004, respectively. The Company had no local marketing agreements in effect as of June 30, 2004.

6. Deferred Compensation

The Company and the Parent have entered into employment agreements with certain employees. The services required under the employment agreements are rendered to the Company, and payment of amounts due under the employment agreements is made by the Company. Accordingly, the Company has reflected amounts due under the employment agreements in its financial statements. In addition to annual compensation and other benefits, these agreements provide the employees with the ability to participate in the increase of the “net value” (as defined in the employment agreements) of the Parent over certain base amounts (Incentive Compensation). There are two components of Incentive Compensation: (i) a component that vests in varying amounts over time; and (ii) a component that vests upon the attainment of certain performance measures. The time vesting component is accounted for over the vesting periods specified in the employment agreements. Performance based amounts are accounted for at the time it is considered probable that the performance measures will be attained.

The employment agreements contain provisions which allow for limited accelerated vesting in the event of a change in control of the Parent (as defined). Unless there is a change in control of the Parent (as defined), the “net value” (as defined) of the Parent is to be determined on December 31, 2005, December 31, 2006 or December 31, 2009 (depending upon the particular employment agreement). Any Incentive Compensation amounts due are required to be paid within thirty days after the date the “net value” of the Parent is determined. If the Parent is publicly traded, the Company may elect to pay all or a portion of the deferred compensation in the form of common stock of the Parent.

At December 31, 2003 and June 30, 2004, the “net value” of the Parent exceeded the base amounts set forth in certain of the respective employment agreements, and the employees had vested in approximately $8,506,000 and $9,392,000, respectively, of Incentive Compensation. As a part of the calculation of this incentive compensation, the Company used the income and market valuation approaches to estimate the “net value” of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The base amounts were negotiated with each employee at the time the employment agreement was entered into. The vested amounts are shown as deferred compensation in the accompanying consolidated balance sheets; the related expense is shown as noncash employee compensation in the accompanying consolidated statements of operations.

At June 30, 2004, neither the Company nor Parent had funded any portion of the deferred compensation liability.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

Upon the closing of the Parent’s Offering, the Company currently anticipates an immediate increase in the “net value” of the Parent based on preliminary equity market valuations. Assuming the Offering closed on June 30, 2004, the Company’s deferred compensation expense would have increased by an additional $3.2 million during the three and six months ended June 30, 2004.

7. Related Party Transactions

The Company’s national sales representative is an entity owned by the stockholders of the Parent. This national sales representative charged the Company approximately $683,000 and $578,000 during the three months ended June 30, 2003 and 2004, respectively, and approximately $913,000 and $898,000 during the six months ended June 30, 2003 and 2004, respectively. Such amounts, which the Company believes represent market rates, are included in selling expenses in the accompanying condensed consolidated statements of operations.

The Company owed its national sales representative approximately $189,000 and $0 as of December 31, 2003 and June 30, 2004, respectively. Such amounts are included in amounts due to related parties in the accompanying condensed consolidated balance sheets.

The Company had approximately $2,735,000 and $2,970,000 due from stockholders of the Parent and from affiliated companies at December 31, 2003 and June 30, 2004, respectively. These loans bear interest at the applicable federal rate and mature through July 2009. Additionally, at the direction of the stockholders of the Parent, the Company has made advances to certain religious and charitable organizations and individuals totaling approximately $118,000 and $107,000 at December 31, 2003 and June 30, 2004, respectively. These loans and advances plus accrued interest, are included in amounts due from related parties and notes receivable from related parties in the accompanying condensed consolidated balance sheets. During the six months ended June 30, 2003 and 2004, the Company forgave approximately $48,000 and $0, respectively, in advances made to certain organizations.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (LDL), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its television stations.

8. Comprehensive Income

Comprehensive income, which includes net income plus unrealized gains (losses) on investments in marketable securities, amounted to approximately $6,214,651 and $7,104,614 for the three months ended June 30, 2003 and 2004, respectively, and approximately $7,234,885 and $8,483,364 for the six months ended June 30, 2003 and 2004, respectively.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net revenues:
Radio operations	$12,650,740	$11,755,483	$21,426,957	$20,706,587
Television operations	9,965,251	13,015,118	17,642,602	23,436,309

Consolidated net revenues	22,615,991	24,770,601	39,069,559	44,142,896

Operating expenses, excluding depreciation and noncash employee compensation:
Radio operations	5,504,277	5,168,493	10,345,739	9,978,420
Television operations	4,633,786	6,212,125	8,753,404	12,074,259

Consolidated operating expenses, excluding depreciation and noncash employee compensation	10,138,063	11,380,618	19,099,143	22,052,679

Operating income before depreciation and noncash employee compensation:
Radio operations	7,146,463	6,586,990	11,081,218	10,728,167
Television operations	5,331,465	6,802,993	8,889,198	11,362,050

Consolidated operating income before depreciation and noncash employee compensation	12,477,928	13,389,983	19,970,416	22,090,217

Depreciation expense:
Radio operations	345,214	529,395	663,088	991,004
Television operations	519,549	785,265	995,886	1,448,219

Consolidated depreciation expense	864,763	1,314,660	1,658,974	2,439,223

Noncash employee compensation:
Radio operations	344,000	(175,000)	1,027,000	886,000

Consolidated noncash employee compensation	344,000	(175,000)	1,027,000	886,000

Operating income:
Radio operations	6,457,249	6,232,595	9,391,130	8,851,163
Television operations	4,811,916	6,017,728	7,893,312	9,913,831

Consolidated operating income	$11,269,165	$12,250,323	$17,284,442	$18,764,994

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Total assets:
Radio operations	$173,431,595	$175,388,402	$173,431,595	$175,388,402
Television operations	128,149,832	169,290,293	128,149,832	169,290,293
Corporate	17,495,998	20,700,400	17,495,998	20,700,400

Consolidated total assets	$319,077,425	$365,379,095	$319,077,425	$365,379,095

Reconciliation of operating income before depreciation and noncash employee compensation to income before income taxes:
Operating income before depreciation and noncash employee compensation	$12,477,928	13,389,983	$19,970,416	$22,090,217
Depreciation	(864,763)	(1,314,660)	(1,658,974)	(2,439,223)
Noncash employee compensation	(344,000)	175,000	(1,027,000)	(886,000)
Interest expense	(5,092,647)	(5,070,359)	(10,072,219)	(10,196,095)
Interest and other income	31,748	66,466	54,362	90,589
(Loss) gain on sale of property and equipment	(4,000)	2,354	(4,000)	2,354

Income before income taxes	$6,204,266	$7,248,784	$7,262,585	$8,661,842

10.	Subsequent Events

On July 1, 2004, Empire Burbank Studios, Inc., a wholly owned subsidiary of the Company, refinanced its former mortgage note with an installment note for approximately $2.6 million (the “2004 Empire Note”). The 2004 Empire Note bears interest at 5.52% per annum, and is payable in monthly installments of $21,411 through maturity in July 2019. The borrowings under the 2004 Empire Note are secured primarily by all of Empire’s real property.

On July 20, 2004, the Company completed its purchase of selected assets of KNOR-FM, licensed to Krum, Texas, pursuant to an asset purchase agreement dated as of March 18, 2004. The aggregate purchase price was approximately $16,053,000 (including acquisition costs of approximately $553,000). The purchase was financed through cash on hand and borrowings under the 2004 Revolver. The Company changed the format, customer base, revenue stream and employee base of the station, and the initial purchase price allocation is as follows:

Broadcast license	$15,972,000
Property and equipment	81,000

$16,053,000

On August 11, 2004, the Company’s borrowing capacity under the 2004 Revolver was increased by $20.0 million to $195.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2003, included in our Annual Report on Form 10-K (File No. 333-100330). This Quarterly Report contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties. The words “believe”, “expect”, “estimate”, “may”, “will”, “could”, “plan”, or “continue”, and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements.

Overview

We own and operate radio and television stations in Los Angeles, California, Houston, Texas and Dallas, Texas and a television station in San Diego, California. Our radio stations consist of four FM and two AM stations serving Los Angeles, California and its surrounding areas, five FM and four AM stations serving Houston, Texas and its surrounding areas, and one FM station serving Dallas-Fort Worth, Texas and its surrounding areas. Our four television stations consist of three full-power stations serving Los Angeles, California, Houston, Texas and Dallas-Fort Worth, Texas and a low-power station serving San Diego, California. In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we primarily use to produce our core programming for all of our television stations, and we have television production facilities in Houston and Dallas-Fort Worth that will allow us to produce local programming for those markets.

We operate in two reportable segments, radio and television. We generate revenue primarily from the sale of national, regional and local advertising time on our television and radio stations, the sale of time on a contractual basis to brokered or infomercial customers on our radio and television stations, and, to a lesser extent, the leasing of our production facilities to outside entertainment companies. Advertising rates are, in large part, based on each station’s ability to attract audiences in demographic groups targeted by advertisers. We recognize revenues when the commercials are broadcast or the brokered time is made available to the customer. We incur commissions from agencies on local, regional and national advertising and our revenue reflects deductions from gross revenue for commissions to these agencies.

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

On April 22, 2003, we completed our acquisition of the selected assets of radio station KEYH-AM, licensed to Houston, Texas, for an aggregate purchase price of approximately $6.5 million (including acquisition costs), and have significantly changed the format, customer base, revenue stream and employee base of this station.

On May 15, 2003, we completed our acquisition of the selected assets of KMXN-FM, licensed to Garden Grove, California, for an aggregate purchase price of approximately $35.6 million (including acquisition costs) and subsequently changed the station’s call letters to KEBN-FM. We have significantly changed the format, customer base, revenue stream and employee base of this station.

On January 12, 2004, we completed our acquisition of the selected assets of KMPX-TV, licensed to Decatur-Dallas, Texas, for an aggregate purchase price of approximately $37.6 million (including acquisition costs), and have significantly changed the format, customer base, revenue stream and employee base of this station.

On July 20, 2004 we completed our acquisition of the selected assets of KNOR-FM, licensed to Krum, Texas, for an aggregate purchase price of approximately $16.1 million (including acquisition costs), and have changed the format, customer base, revenue stream and employee base of this station.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net revenues:
Radio	$12,650,740	$11,755,483	$21,426,957	20,706,587
Television	9,965,251	13,015,118	17,642,602	23,436,309

Total	$22,615,991	$24,770,601	$39,069,559	$44,142,896

Total operating expenses before noncash employee compensation and depreciation:
Radio	$5,504,277	$5,168,493	$10,345,739	$9,978,420
Television	4,633,786	6,212,125	8,753,404	12,074,259

Total	$10,138,063	$11,380,618	$19,099,143	$22,052,679

Noncash employee compensation:
Radio	$344,000	$(175,000)	$1,027,000	$886,000
Television	—	—	—	—

Total	$344,000	$(175,000)	$1,027,000	$886,000

Depreciation:
Radio	$345,214	$529,395	$663,088	$991,004
Television	519,549	785,265	995,886	1,448,219

Total	$864,763	$1,314,660	$1,658,974	$2,439,223

Operating income:
Radio	$6,457,249	$6,232,595	$9,391,130	$8,851,163
Television	4,811,916	6,017,728	7,893,312	9,913,831

Total	$11,269,165	$12,250,323	$17,284,442	$18,764,994

Adjusted EBITDA (1):
Radio	$7,146,463	$6,586,990	$11,081,218	$10,728,167
Television	5,331,465	6,802,993	8,889,198	11,362,050

Total	$12,477,928	$13,389,983	$19,970,416	$22,090,217

Total assets:
Radio	$173,431,595	$175,388,402	$173,431,595	$175,388,402
Television	128,149,832	169,290,293	128,149,832	169,290,293
Corporate	17,495,998	20,700,400	17,495,998	20,700,400

Total	$319,077,425	$365,379,095	$319,077,425	$365,379,095

(1)	We define Adjusted EBITDA as net income plus income tax expense, (loss) gain on sale of property and equipment, net interest expense, depreciation and noncash employee compensation. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of certain noncash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income and net income. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measure.”

The table set forth below reconciles net cash provided by operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net cash provided by operating activities	$9,045,568	$9,558,605	$6,508,662	$13,265,100
Add:
Income tax expense	20,000	91,246	40,000	122,924
Gain on sale of investment	—	47,614	—	47,614
Interest expense, net	5,060,899	5,003,893	10,017,857	10,105,506
Less:
Amortization of deferred financing costs	(136,375)	(159,381)	(269,608)	(313,250)
Provision for doubtful accounts	(249,670)	(259,180)	(466,483)	(457,693)
Changes in operating assets and liabilities:
Accounts receivable	3,711,218	2,791,913	3,600,708	(107,432)
Program rights	(114,508)	(159,473)	(82,788)	(461,347)
Amounts due from related parties	9,026	175,507	158,917	190,528
Prepaid expenses and other current assets	(86,823)	14,234	364,263	(160,618)
Employee advances	52,308	25,983	62,134	27,536
Accounts payable and accrued expenses	(811,573)	(358,789)	(285,516)	(623,648)
Accrued interest	(3,838,511)	(3,398,960)	497,787	192,501
Program rights payable	(38,646)	(20,167)	(38,646)	6,833
Amounts due to related parties	(130,169)	135,981	(116,295)	189,485
Deferred state income tax payable	(20,000)	(43,773)	(29,600)	(67,971)
Other assets and liabilities	5,184	(55,270)	9,024	134,149

Adjusted EBITDA	$12,477,928	$13,389,983	$19,970,416	$22,090,217

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Net Revenues. Net revenues increased by $2.2 million, or 9.5%, to $24.8 million for the three months ended June 30, 2004, from $22.6 million for the same period in 2003. This increase was primarily attributable to growth from our existing television stations in California and Texas, along with additional revenue from our new television station in the Dallas-Fort Worth, Texas market. These increases were offset by a decline in revenue from our radio segment, primarily resulting from lower national advertising revenue.

We currently anticipate continued net revenue growth through the end of 2004 from our television segment due to increased advertising time sold, increased advertising rates, and incremental net revenue from our new Dallas-Fort Worth station, KMPX-TV. We expect net revenue growth from our radio segment to rebound in the second half of the year due to improved ratings in the Arbitron Spring 2004 book, and anticipated increased demand for Spanish-language advertising by national advertisers.

Net revenues for our radio segment decreased by $0.9 million, or 7.1%, to $11.8 million for the three months ended June 30, 2004, from $12.7 million for the same period in 2003. This decline was primarily attributable to lower national advertising revenue during the second quarter, as compared to 2003.

Net revenues for our television segment increased by $3.1 million, or 30.6%, to $13.0 million for the three months ended June 30, 2004, from $9.9 million for the same period in 2003. This increase was attributable to revenue growth in our California and Texas markets, reflecting higher advertising rates, greater advertising time sold and incremental revenues from our new Dallas-Fort Worth station, KMPX-TV, acquired in January 2004. These increases were offset by a decline in revenues from the leasing of our television production facility.

Total operating expenses. Total operating expenses increased by $1.2 million, or 10.3%, to $12.5 million for the three months ended June 30, 2004 from $11.3 million for the same period in 2003. This increase was due to:

(1)	a $0.6 million increase in program and technical expenses related to (a) additional production of in-house television programs and (b) incremental expenses related to our new television station in the Dallas-Fort Worth market, which began operations in January 2004,

(2)	a $0.7 million increase in selling, general and administrative expenses due to (a) higher salaries, commissions and other selling expenses, reflecting our net revenue growth, (b) incremental operating expenses related to the addition of KMPX-TV in January 2004 and (c) moderate increases in other general and administrative expenses associated with our revenue growth, and

(3)	a $0.4 million increase in depreciation expense, primarily due to (a) the acquisition of selected assets of KMPX-TV in January 2004, (b) the completion of our corporate office and television production facility in Houston during the first quarter of 2004 and (c) additional capital expenditures since the second quarter of 2003.

The above increases were offset by a $0.5 million decrease in noncash employee compensation. Our deferred compensation liability can increase in future periods based on changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our indirect parent, Liberman Broadcasting.

Upon the closing of Liberman Broadcasting’s proposed initial public offering of its Class A common stock, we currently anticipate an immediate increase in the “net value” of Liberman Broadcasting, based on preliminary equity market valuations. Assuming the offering closed on June 30, 2004, our deferred compensation expense would have increased by an additional $3.2 million for the three months ended June 30, 2004.

We believe that our total operating expenses will continue to increase in 2004 due to increased programming costs for our television segment, increased sales commissions and administrative expenses associated with our anticipated growth in net revenue, and increased expenses associated with our new Dallas-Fort Worth television station, KMPX-TV. Our television programming expenses will likely continue to increase for the duration of 2004 due to the additional production of in-house programming. Continued growth in expenses may also occur as a result of the acquisition of radio and television assets that we may complete.

Total operating expenses for our radio segment decreased by $0.7 million, or 10.8%, to $5.5 million for the three months ended June 30, 2004, from $6.2 million for the same period in 2003. This decline was the result of:

(1)	a $0.2 million decrease in program and technical expenses primarily due to a decline in market research costs,

(2)	a $0.2 million decrease in selling, general and administrative expenses, primarily resulting from (a) a decline in local marketing agreement fees relating to asset acquisitions we completed in the second quarter of 2003 and (b) lower commissions and other selling expenses associated with the decline in net revenue, partially offset by increases in administrative expenses, and

(3)	a $0.5 million decrease in noncash employee compensation.

The declines in program and technical, selling, general and administrative expenses and noncash employee compensation described above were offset by a $0.2 million increase in depreciation expense, primarily resulting from additional capital expenditures since the second quarter of 2003.

Total operating expenses for our television segment increased by $1.9 million, or 35.8%, to $7.0 million for the three months ended June 30, 2004, from $5.1 million, for the same period in 2003. This increase was primarily the result of:

(1)	a $0.8 million increase in program and technical expenses related to (a) the additional production of in-house programming, (b) the incremental costs associated with our new Dallas-Fort Worth television station and (c) general cost increases associated with overall revenue growth,

(2)	a $0.9 million increase in selling, general and administrative expenses related (a) incremental costs associated with our new Dallas-Fort Worth television station acquired in January 2004, (b) higher commissions and other selling expenses associated with our growth in net revenue and (c) general expense increases associated with revenue growth, and

(3)	a $0.2 million increase in depreciation expense, primarily resulting from (a) the completion of our corporate office and television production facility in Houston during the first quarter and (b) the additional assets acquired in the January 2004 KMPX-TV transaction.

Interest expense. Interest expense was $5.1 million for the three months ended June 30, 2004 and 2003, respectively.

Upon Liberman Broadcasting’s proposed initial public offering of its Class A common stock and the contribution of a portion of the net proceeds to us, we plan to redeem a portion of our outstanding indebtedness. Consequently, excluding one-time charges, we expect that our interest expense for 2004 will be lower than our 2003 interest expense. However, if we acquire additional radio and television station assets, we may need to incur more debt, which would result in an increase in our interest expense.

Interest and other income. Interest and other income increased to $66,000 for the three months ended June 30, 2004, from $32,000 for the same period in 2003. This change was primarily the result of a $47,000 gain realized during the quarter from the sale of a stock investment.

Net income. We recognized net income of $7.2 million for the three months ended June 30, 2004, as compared to $6.2 million for the same period of 2003, an increase of $1.0 million. This change was the result of the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased by $0.9 million, or 7.3%, to $13.4 million for the three months ended June 30, 2004, from $12.5 million for the same period in 2003. This increase was primarily attributable to net revenue growth from our television segment, offset by moderate increases in total operating expenses before noncash employee compensation and depreciation. See “-Non-GAAP Financial Measure.”

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Net Revenues. Net revenues increased by $5.0 million, or 13.0%, to $44.1 million for the six months ended June 30, 2004, from $39.1 million for the same period in 2003. This increase was primarily attributable to revenue growth from our California and Texas television markets, including incremental revenue from our new station in the Dallas-Fort Worth market, KMPX-TV, acquired in January 2004. The increase in our television segment was offset by a slight decline in revenue from our radio division, primarily resulting from lower national advertising revenue during the first six months of 2004, as compared to the corresponding period in 2003.

Net revenues for our radio segment decreased by $0.7 million, or 3.4%, to $20.7 million for the six months ended June 30, 2004, from $21.4 million for the same period in 2003. This decline was primarily attributable to lower national advertising revenue during the first half of 2004 as compared to 2003.

Net revenues for our television segment increased by $5.7 million, or 32.8%, to $23.4 million for the six months ended June 30, 2004, from $17.7 million for the same period in 2003. This increase was attributable to revenue growth in our California and Texas markets, reflecting higher advertising rates, greater advertising time sold and incremental revenues from our new Dallas-Fort Worth station, KMPX-TV, acquired in January 2004. Our internally produced programming achieved higher ratings for the six months ended June 30, 2004 as compared to the same period in 2003, and our sales staff has expanded our customer base, which has enabled us to raise advertising rates and increase advertising time sold.

Total operating expenses. Total operating expenses increased by $3.6 million, or 16.5%, to $25.4 million for the six months ended June 30, 2004 from $21.8 million for the same period in 2003. This increase was due to:

(1)	a $1.2 million increase in program and technical expenses related to (a) additional production of in-house television programs, (b) incremental expenses related to our new television station in the Dallas-Fort Worth market, which began operations in January 2004 and (c) overall revenue growth,

(2)	a $0.2 million increase in promotional expenses primarily resulting from the addition of our television station in the Dallas-Fort Worth market,

(3)	a $1.5 million increase in selling, general and administrative expenses due to (a) higher sales salaries, commissions and other selling expenses, reflecting our net revenue growth, (b) additional expenses related to the acquisition of selected assets of KMPX-TV in January 2004 and (c) moderate increases in other general and administrative expenses associated with our revenue growth, and

(4)	a $0.8 million increase in depreciation expense, primarily due to (a) the acquisition of selected assets of KMPX-TV in January 2004, (b) the completion of our corporate office and television production facility in Houston during the first quarter of 2004 and (c) increased capital expenditures since the second quarter of 2003.

The above increases were offset by a $0.1 million decrease in noncash employee compensation. Our deferred compensation liability can increase in future periods based on changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our indirect parent, Liberman Broadcasting.

Upon the closing of Liberman Broadcasting’s proposed initial public offering of its Class A common stock, we currently anticipate an immediate increase in the “net value” of Liberman Broadcasting, based on preliminary equity market valuations. Assuming the offering closed on June 30, 2004, our deferred compensation expense would have increased by an additional $3.2 million for the six months ended June 30, 2004.

Total operating expenses for our radio segment decreased by $0.2 million, or 1.5%, to $11.9 million for the six months ended June 30, 2004, from $12.1 million for the same period in 2003. This decline was primarily the result of:

(1)	a $0.4 million decrease in selling, general and administrative expenses, primarily resulting from the elimination of $1.0 million in local marketing agreement fees relating to asset acquisitions we completed in the second quarter of 2003, partially offset by increases in administrative expenses, and

(2)	a $0.1 million decrease in noncash employee compensation.

The declines in selling, general and administrative expenses and noncash employee compensation described above were offset by a $0.3 million increase in depreciation expense, resulting from (a) the completion of our corporate office and production facility during the first quarter of 2004 and (b) additional assets acquired as a result of two radio station asset acquisitions completed in the second quarter of 2003.

Total operating expenses for our television segment increased by $3.8 million, or 38.7%, to $13.5 million for the six months ended June 30, 2004, from $9.7 million, for the same period in 2003. This increase was primarily the result of:

(1)	a $1.2 million increase in program and technical expenses related to (a) the additional production of in-house programming, (b) the incremental costs associated with our newly acquired television station in the Dallas-Fort Worth market and (c) general cost increases associated with overall revenue growth,

(2)	a $0.2 million increase in promotional expenses, primarily due to the addition of our new Dallas-Fort Worth television station acquired in January 2004,

(3)	a $1.9 million increase in selling, general and administrative expenses related to (a) higher sales salaries and commissions associated with our growth in net revenue, (b) incremental costs associated with the our new Dallas-Fort Worth television station acquired in January 2004 and (c) general expense increases associated with revenue growth, and

(4)	a $0.5 million increase in depreciation expense, primarily resulting from (a) the completion of our corporate office and television production facility in Houston during the first quarter of 2004 and (b) additional fixed assets acquired with our most recent asset acquisition.

Interest expense. Interest expense increased by $0.1 million, or 1.2%, to $10.2 million for the six months ended June 30, 2004, from $10.1 million for the same period in 2003.

Interest and other income. Interest and other income increased to $91,000 for the six months ended June 30, 2004, from $54,000 for the same period in 2003. This change was primarily the result of a $47,000 gain realized during the second quarter from the sale of a stock investment.

Net income. We recognized net income of $8.5 million for the six months ended June 30, 2004, as compared to $7.2 million for the same period of 2003, an increase of $1.3 million. This change was the result of the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased by $2.1 million, or 10.6%, to $22.1 million for the six months ended June 30, 2004, from $20.0 million for the same period in 2003. This increase was primarily attributable to net revenue growth from our existing television stations in the California and Texas markets, and the addition of our television station in the Dallas-Fort Worth market, offset by moderate increases in total operating expenses before noncash employee compensation and depreciation. See “-Non-GAAP Financial Measure.”

Liquidity and Capital Resources

Senior Credit Facility

Our primary sources of liquidity are cash provided by operations and available borrowings under our $175.0 million revolving senior credit facility, which was amended and restated on June 11, 2004. On August 11, 2004, our borrowing capacity under the senior credit facility was increased by $20.0 million to $195.0 million. The facility matures on September 30, 2010. Borrowings under the senior credit facility bear interest at a rate based on LIBOR or a base rate, plus an applicable margin that is dependent upon our leverage ratio (as defined in the senior credit facility). As of June 30, 2004, we had approximately $114.3 million aggregate principal amount outstanding under our senior credit facility. Since June 30, 2004, we have repaid $2.7 million and borrowed an additional $21.7 million under our senior credit facility. Under the indenture governing our senior subordinated notes and the senior discount notes of LBI Media Holdings, Inc. (LBI Media

Holdings), we are limited in our ability to borrow under the senior credit facility. We may borrow up to $150.0 million under the senior credit facility without having to meet any restrictions under the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes, but any amount over $150.0 million that we may borrow under the senior credit facility will be subject to specified leverage ratios (as defined in the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes). We may increase the borrowing capacity under our senior credit facility by up to an additional $30.0 million, subject to participation by our existing lenders or new lenders acceptable to the administrative agent under the senior credit facility and subject to restrictions in the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes.

Our senior credit facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above certain limits. Under the senior credit facility, we must also maintain specified financial ratios, such as a maximum total leverage ratio, a maximum senior leverage ratio, a minimum ratio of EBITDA (as defined in the senior credit agreement) to interest expense and a minimum ratio of EBITDA (as defined in the senior credit agreement) to fixed charges. As of June 30, 2004, we were in compliance with these covenants. Based on the current anticipated size and timing of Liberman Broadcasting’s initial public offering of its Class A common stock, we plan to repay approximately $18.5 million of the outstanding principal amount under our senior credit facility, plus accrued and unpaid interest, with the net proceeds contributed to us from Liberman Broadcasting.

Senior Subordinated Notes

In July 2002, we issued $150.0 million of Senior Subordinated Notes that mature in 2012. Under the terms of our senior subordinated notes, we pay semi-annual interest payments of approximately $7.6 million each January 15 and July 15. After giving effect to the partial redemption of our senior subordinated notes with the net proceeds contributed to us by Liberman Broadcasting, from its anticipated initial public offering of Class A common stock (discussed below), the semi-annual payments will be approximately $4.9 million. The indenture governing our senior subordinated notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of June 30, 2004, we were in compliance with these covenants. We plan to redeem $52.5 million of the principal amount of our senior subordinated notes at a price of 110.125%, plus accrued and unpaid interest, with the net proceeds contributed to us from Liberman Broadcasting’s initial public offering of Class A common stock. Assuming this redemption occurred on June 30, 2004, we would have incurred approximately $6.0 million in one-time charges, of which approximately $0.7 million relates to the noncash write-off of previously deferred financing costs.

LBI Media Holdings’ Senior Discount Notes

In October 2003, our direct parent, LBI Media Holdings, issued $68.4 million aggregate principal amount at maturity of 11% Senior Discount Notes that mature in 2013. Under the terms of the notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008 and instead the accreted value of the notes will increase until such date. Thereafter, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that LBI Media Holdings may make a cash interest election on any interest payment date prior to October 15, 2008. If LBI Media Holdings makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the day of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the day LBI Media Holdings makes such election. The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. LBI Media Holdings’ senior discount notes are structurally subordinated to our senior credit facility and senior subordinated notes. Since LBI Media Holdings is a holding company that has no operations or assets, other than its investment in us, and is dependent on us for cash flow, funding from us may be required. However, we have no legal obligation to provide that funding to LBI Media Holdings. LBI Media Holdings plans to redeem approximately $17.3 million of the accreted value of its senior discount notes at a redemption price of 111.0% of the accreted value to the redemption date with the net proceeds contributed by Liberman Broadcasting, from its initial public offering. Assuming this redemption occurred on June 30, 2004, LBI Media Holdings would have incurred approximately $2.6 million in one-time charges, of which approximately $0.7 million relates to the noncash write-off of previously deferred financing costs.

Liberman Broadcasting’s 9% Subordinated Notes

In March 2001, our indirect parent, Liberman Broadcasting, issued $30.0 million principal amount of 9% subordinated notes. The 9% subordinated notes are subordinate in right of payment to our senior credit facility and senior subordinated notes, and are structurally subordinated to LBI Media Holdings’ senior discount notes. The 9% subordinated notes will mature on the earliest of (i) January 31, 2014, (ii) their acceleration following the occurrence and continuance of a material event of default, (iii) a merger, sale or similar transaction involving Liberman Broadcasting or substantially all of the subsidiaries of Liberman Broadcasting, (iv) a sale or other disposition of a majority of Liberman Broadcasting’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of Liberman Broadcasting’s board of directors, and (v) the date on which the warrants issued in connection with Liberman Broadcasting’s 9% subordinated notes are repurchased pursuant to the call options applicable to the warrants. Interest is not payable until maturity. Liberman Broadcasting plans to redeem all of its outstanding 9% subordinated notes at a price of 100.0% with the net proceeds of its anticipated initial public offering of Class A common stock. Assuming this redemption occurred on June 30, 2004, Liberman Broadcasting would have incurred approximately $14.0 million in one-time noncash expenses, relating to the write-off of previously deferred financing costs and a loss resulting from the early retirement of the 9% subordinated notes.

In connection with these 9% subordinated notes, Liberman Broadcasting also issued warrants to purchase shares of its common stock. The warrants have a put feature, which would allow the warrant holders at any time on or after the maturity date of the 9% subordinated notes, to require Liberman Broadcasting to repurchase the warrants or common stock issued upon exercise of the warrants at fair market value under certain events, and a call feature, which would allow Liberman Broadcasting to repurchase the warrants at its option under certain events. Certain mergers, combinations or sales of assets of Liberman Broadcasting, however, will not trigger the put right, even though such events would have accelerated the obligations under the 9% subordinated notes. We expect that these warrants will be exercised for shares of Liberman Broadcasting’s Class A common stock at the closing of the anticipated initial public offering of its Class A common stock. Liberman Broadcasting also intends to enter into an agreement with the holders of the warrants to terminate certain of their rights under the warrant agreement, including the put and call rights. Assuming the offering closed and the warrants were exercised on June 30, 2004, Liberman Broadcasting would have incurred a one-time $7.4 million noncash charge to adjust the fair market value of the warrants, resulting from the immediate increase in Liberman Broadcasting’s net equity value, based on preliminary market valuations.

Empire Burbank Studios’ Mortgage Note

One of our wholly owned subsidiaries, Empire Burbank Studios, Inc. (Empire), borrowed $3.25 million from City National Bank in July 1999, of which approximately $2.6 million was outstanding as of June 30, 2004. To secure that borrowing on a non-recourse basis, Empire executed a mortgage on its property in Burbank, California in favor of City National Bank as security for the loan. The loan bore interest at 8.13% per annum and was payable in monthly principal and interest payments of approximately $32,000 through its scheduled maturity in August 2014.

On July 1, 2004, Empire refinanced its former mortgage note (described above) with an installment note payable for approximately $2.6 million. The new loan is secured primarily by Empire’s real property located in Burbank, California and bears interest at 5.52% per annum. Beginning in August 2004, the loan is payable in monthly principal and interest payments of approximately $21,000 through maturity in July 2019.

Summary of Indebtedness

The following table summarizes our various levels of indebtedness at June 30, 2004.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate
LBI Media, Inc.(1)	$175.0 million Senior secured revolving credit facility	$114.3 million	September 30, 2010	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio

LBI Media, Inc.	Senior subordinated notes	$150.0 million	July 15, 2012	10.125%

Empire Burbank Studios, Inc.(2)	Mortgage note	$2.6 million	August 1, 2014	8.13%

(1)	On August 11, 2004, LBI Media, Inc.’s borrowing capacity under its senior credit facility was increased by $20.0 million to $195.0 million.
(2)	On July 1, 2004, Empire Burbank Studios, Inc. refinanced its former mortgage note with an installment note for approximately $2.6 million. The new loan bears interest at 5.52% per annum and matures on July 1, 2019.

The above table does not include LBI Media Holdings’ 11% senior discount notes or Liberman Broadcasting’s 9% subordinated notes.

Cash Flows

Cash and cash equivalents were $6.7 million and $0.7 million at December 31, 2003 and June 30, 2004, respectively.

Net cash flow provided by operating activities was $6.5 million and $13.3 million for the six months ended June 30, 2003 and 2004, respectively. The increase in our net cash flow provided by operating activities was primarily the result of an increase in operating income, exclusive of depreciation and noncash employee compensation, and an increase in accounts receivable collections during the first half of 2004, as compared to the same period in 2003.

Net cash flow used in investing activities was $42.7 million and $42.5 million for the six months ended June 30, 2003 and 2004, respectively. Net cash flows used in investing activities primarily reflects $38.9 million and $35.7 million, respectively, in cash used for acquisitions of selected radio and television station assets we completed in these periods, and capital expenditures of $3.7 million and $6.3 million, respectively.

Net cash flow provided by financing activities was $36.6 million and $23.3 million for the six months ended June 30, 2003 and 2004, respectively. The decrease in our net cash flow provided by financing activities is primarily attributable to an increase in operating income, exclusive of depreciation and noncash employee compensation, and improved working capital account balances, which enabled us to use our excess cash to repay bank borrowings.

Contractual Obligations

We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At June 30, 2004, such obligations and commitments were our senior credit facility, our senior subordinated notes, certain non-recourse debt of one of our wholly owned subsidiaries, our operating leases and an obligation to acquire selected assets of a radio station as follows:

		Payments due by Period from June 30, 2004
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 Years	After 5 Years
Long term debt	$424,386,333	$19,909,250	$39,818,500	$39,818,500	$324,840,083
Operating leases	10,729,054	1,210,968	2,206,151	2,145,239	5,166,696
Asset purchases	14,750,000	14,750,000	—	—	—

Total contractual cash obligations	$449,865,387	$35,870,218	$42,024,651	$41,963,739	$330,006,779

The above table includes principal and interest payments under our debt agreements, based on our interest rates as of June 30, 2004, and assumes no additional borrowings or principal payments on our senior credit facility until its maturity in 2010. It does not include Liberman Broadcasting’s 9% subordinated notes, LBI Media Holdings’ senior discount notes, or any deferred compensation amounts we may ultimately pay. Asset purchases in the table reflects our obligation as of June 30, 2004, under a definitive agreement dated March 18, 2004, to acquire selected assets of radio station KNOR-FM serving the Dallas-Fort Worth, Texas market. We completed this acquisition in July 2004.

Expected Use of Cash Flows

For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under our senior credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include the construction of a new analog antenna for our television station in Houston, Texas at the same site as our digital antenna. We estimate the remaining costs to be approximately $0.5 million for this project. We will also incur approximately $1.6 million in costs to complete the relocation of our Dallas television antenna to a new tower site. For our radio segment, our planned uses of liquidity during the next twelve months will include the acquisition of certain assets of radio station KNOR-FM for a remaining purchase price of approximately $14.8 million ($0.7 million has been deposited in escrow as of June 30, 2004). We completed this acquisition in July 2004, and expect to incur approximately $2.7 million over the next twelve months to construct a new tower site for this station. We may also upgrade one of our radio station towers located in the Houston market for approximately $3.1 million.

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

Non-GAAP Financial Measure

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net income plus income tax expense, (loss) gain on sale of property and equipment, net interest expense, depreciation and noncash employee compensation.

This term, as we define it, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles, or GAAP.

Management considers this measure an important indicator of our liquidity relating to our operations, as it eliminates the effects of certain noncash items. Management believes liquidity is an important measure for our company because it reflects our ability to meet the interest payments under our substantial indebtedness and is a measure of the amount of cash available to grow our company through our acquisition strategy. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with GAAP, such as cash flows from operating activities, operating income and net income.

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

The SEC has adopted rules regulating the use of non-GAAP financial measures, such as Adjusted EBITDA, in filings with the SEC and in disclosures and press releases. These rules require non-GAAP financial measures to be presented with and reconciled to the most nearly comparable financial measure calculated and presented in accordance with GAAP. We have included a presentation of net cash provided by operating activities and a reconciliation to Adjusted EBITDA on a consolidated basis under “Item 2. Results of Operations”.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to acquisitions of radio and television station assets, allowance for bad debts, intangible assets, deferred compensation and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Intangible assets

We account for our broadcast licenses in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). We believe our broadcast licenses have indefinite useful lives given they are expected to indefinitely contribute to our future cash flows and that they may be continually renewed without substantial cost to us. As such, in accordance with SFAS 142, we review our broadcast licenses for impairment at least annually.

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

Assuming no change in the “net value” of Liberman Broadcasting from that at June 30, 2004, we would expect to record an additional $0.8 million of noncash deferred compensation expense during the last half of 2004 relating solely to the time vesting portion of the deferred compensation.

Upon the closing of Liberman Broadcasting’s proposed initial public offering of its Class A common stock, we currently anticipate an immediate increase in the “net value” of Liberman Broadcasting based on preliminary equity market valuations. Assuming this offering closed on June 30, 2004, our deferred compensation expense would have increased by an additional $3.2 million during the three and six months ended June 30, 2004.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 became effective immediately for all arrangements entered into after January 31, 2003. For all arrangements entered into with variable interest entities created prior to January 31, 2003, the provisions of FIN 46 become effective for the first interim or annual period ending after March 15, 2004. We adopted the provisions of FIN 46 in the first quarter of 2004; however, such adoption has not had a impact on our results of operations or financial position.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of LBI Media, Inc., including amendments thereto(1)

3.2	Certificate of Ownership of LBI Intermediate Holdings, Inc., dated July 9, 2002(1)

3.3	Bylaws of LBI Media, Inc.(1)

4.1	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee (1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Registration Rights Agreement dated July 9, 2002, among LBI Media, Inc., the Subsidiary and Guarantors and the Initial Purchasers (1)

10.1	Amended and Restated Credit Agreement, dated June 11, 2004, by and among LBI Media, Inc., the guarantors named therein, Credit Suisse First Boston, as administrative agent and lender, and certain other lenders named therein (2)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to LBI Media, Inc.’s Registration Statement on Form S-4 (Registration No. 333-100330) filed on October 4, 2002, as amended.
(2)	Incorporated by reference to LBI Media, Inc.’s Current Report on Form 8-K filed on June 18, 2004.

(b)	Form 8-K

LBI Media, Inc. filed a Current Report on Form 8-K on June 18, 2004 under Items 5 and 7 announcing the Amended and Restated Credit Agreement, dated June 11, 2004, with Credit Suisse First Boston, as administrative agent and lender, and certain other lenders named therein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA, INC.

By:	/s/ Brett Zane
Brett Zane
Chief Financial Officer

Date: August 13, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of LBI Media, Inc., including amendments thereto (1)

3.2	Certificate of Ownership of LBI Intermediate Holdings, Inc., dated July 9, 2002 (1)

3.3	Bylaws of LBI Media, Inc. (1)

4.1	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee (1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Registration Rights Agreement dated July 9, 2002, among LBI Media, Inc., the Subsidiary and Guarantors and the Initial Purchasers (1)

10.1	Amended and Restated Credit Agreement, dated June 11, 2004, by and among LBI Media, Inc., the guarantors named therein, Credit Suisse First Boston, as administrative agent and lender, and certain other lenders named therein (2)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as created by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as created by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to LBI Media, Inc.’s Registration Statement on Form S-4 (Registration No. 333-100330) filed on October 4, 2002, as amended.
(2)	Incorporated by reference to LBI Media, Inc.’s Current Report on Form 8-K filed on June 18, 2004.