Form 10-Q
period 2004-09-30
LBI MEDIA INC
filed 2004-11-15
CIK 1192503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 15, 2004, there were approximately 100 shares outstanding of Common Stock, $0.01 par value.

LBI MEDIA, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LBI MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2003	September 30, 2004
	(Note 1)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,670,129	$2,592,291
Short-term investments	191,650	36,120
Accounts receivable (less allowance for doubtful accounts of $965,132 in 2003 and $1,362,078 in 2004)	13,724,961	13,210,362
Current portion of program rights, net	1,177,325	1,287,908
Amounts due from related parties	334,693	561,032
Current portion of employee advances	57,856	79,166
Prepaid expenses and other current assets	1,087,880	803,545

Total current assets	23,244,494	18,570,424

Property and equipment, net	56,837,070	68,251,101
Program rights, excluding current portion	1,642,887	1,104,032
Notes receivable from related parties	2,518,581	2,569,126
Employee advances, excluding current portion	687,970	782,433
Deferred financing costs, net	4,190,301	4,979,339
Broadcast licenses, net	239,405,098	286,073,842
Acquisition costs	482,455	—
Escrow funds	1,500,000	—
Other assets	461,351	727,482

Total assets	$330,970,207	$383,057,779

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued expenses	$4,030,956	$2,845,965
Accrued interest	7,430,702	4,090,220
Program rights payable	69,324	33,500
Amounts due to related parties	189,485	—
Current portion of long-term debt	163,078	116,429

Total current liabilities	11,883,545	7,086,114

Long-term debt, excluding current portion	240,865,731	284,531,555
Deferred compensation	8,506,000	11,088,000
Deferred state income taxes	236,078	342,354
Other liabilities	218,163	282,667

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares —1,000
Issued and outstanding shares —100	1	1
Additional paid-in capital	61,457,931	61,457,931
Retained earnings	7,739,528	18,267,321
Accumulated other comprehensive income	63,230	1,836

Total stockholder’s equity	69,260,690	79,727,089

Total liabilities and stockholder’s equity	$330,970,207	$383,057,779

See accompanying notes.

LBI MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues	$26,210,203	$27,812,226	$70,801,373	$78,394,886
Less agency commissions	(3,377,969)	(3,595,409)	(8,899,580)	(10,035,173)

Net revenues	22,832,234	24,216,817	61,901,793	68,359,713

Operating expenses:
Program and technical, exclusive of noncash employee compensation of $96,000 and $393,000 for the three months ended September 30, 2003 and 2004, respectively, and $330,000 and $590,000 for the nine months ended September 30, 2003 and 2004, respectively, and depreciation shown below	3,147,165	4,488,775	9,413,140	11,994,765
Promotional, exclusive of depreciation shown below	534,901	508,321	1,204,973	1,319,491
Selling, general and administrative, exclusive of noncash employee compensation of $334,000 and $1,303,000 for the three months ended September 30, 2003 and 2004, respectively, and $1,127,000 and $1,992,000 for the nine months ended September 30, 2003 and 2004, respectively, and depreciation shown below	6,535,250	7,272,453	18,698,346	21,007,972
Noncash employee compensation	430,000	1,696,000	1,457,000	2,582,000
Depreciation	906,258	1,390,593	2,565,232	3,829,816

Total operating expenses	11,553,574	15,356,142	33,338,691	40,734,044

Operating income	11,278,660	8,860,675	28,563,102	27,625,669
Interest expense	(5,338,104)	(5,448,169)	(15,410,323)	(15,644,264)
Interest and other income	18,604	20,226	72,966	110,815
(Loss) gain on sale of property and equipment	—	—	(4,000)	2,354

Income before income taxes	5,959,160	3,432,732	13,221,745	12,094,574
Provision for income taxes	(20,000)	(80,665)	(60,000)	(203,589)

Net income	$5,939,160	$3,352,067	$13,161,745	$11,890,985

See accompanying notes.

LBI MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2004
Operating activities
Net income	$13,161,745	$11,890,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,565,232	3,829,816
Amortization of deferred financing costs	407,380	499,818
Noncash employee compensation	1,457,000	2,582,000
Gain on sale of investments	—	(47,614)
Loss (gain) on sale of property and equipment	4,000	(2,354)
Provision for doubtful accounts	900,240	716,579
Changes in operating assets and liabilities:
Accounts receivable	(4,340,056)	(201,980)
Program rights	(17,884)	428,272
Amounts due from related parties	8,209	(226,339)
Prepaid expenses and other current assets	475,887	284,335
Employee advances	(100,501)	(115,773)
Accounts payable and accrued expenses	757,176	(1,184,991)
Accrued interest	(4,225,860)	(3,340,482)
Program rights payable	(16,000)	(35,824)
Amounts due to related parties	72,780	(189,485)
Deferred state income tax payable	49,600	106,276
Other assets and liabilities	(555,804)	(252,172)

Net cash provided by operating activities	10,603,144	14,741,067

Investing activities
Purchase of property and equipment	(6,854,703)	(8,300,393)
Acquisition of radio and television station property and equipment	(1,075,417)	(7,081,100)
Acquisition costs	(379,870)	—
Acquisition of broadcast licenses	(38,094,771)	(44,686,289)
Amounts deposited in escrow for the acquisition of broadcast licenses	(1,500,000)	—
Repayment of note receivable from related party	4,432	—
Proceeds from sale of property and equipment	12,500	140,000
Proceeds from sale of investment	—	141,750

Net cash used in investing activities	(47,887,829)	(59,786,032)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings, net of financing costs	45,150,344	59,980,677
Payments on long-term debt and bank borrowings	(8,661,602)	(17,650,358)
Distributions to Parent	(331,573)	(1,363,192)

Net cash provided by financing activities	36,157,169	40,967,127

Net decrease in cash and cash equivalents	(1,127,516)	(4,077,838)
Cash and cash equivalents at beginning of period	1,396,636	6,670,129

Cash and cash equivalents at end of period	$269,120	$2,592,291

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,911,193	$18,427,129

Income taxes	$—	$12,800

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

The carrying value of broadcast licenses is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio and television stations for indicators of impairment. If indicators of impairment are identified and the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. The fair value of the Company’s broadcast licenses is determined using the discounted cash flow approach. This approach requires the projection of future cash flows and the restatement of these cash flows into their present valuation equivalent through the use of a discount rate. No adjustments to the carrying amounts of broadcast licenses for impairment were made during the nine months ended September 30, 2003 and 2004.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

Accumulated amortization of broadcast licenses totaled approximately $17,696,000 at December 31, 2003 and September 30, 2004.

4. Long-Term Debt

Long-term debt consists of the following (not including the debt of LBI Media Holdings or the Parent – see discussion below):

	December 31, 2003	September 30, 2004
2002 Revolver	$88,349,736	$—
2004 Revolver	—	132,049,736
Senior Subordinated Notes	150,000,000	150,000,000
Empire Note	2,679,073	—
2004 Empire Note	—	2,598,248

	241,028,809	284,647,984
Less current portion	(163,078)	(116,429)

	$240,865,731	$284,531,555

In July 1999, Empire Burbank Studios, Inc., a wholly owned subsidiary of the Company, issued an installment note payable for $3.25 million (the “Empire Note”), which bore interest at the rate of 8.13% per annum. The Empire Note was payable in monthly principal and interest payments of $31,530, and was scheduled to mature in August 2014. The borrowings under the Empire Note were secured by substantially all of the Empire assets.

On July 1, 2004, Empire refinanced the Empire Note with an installment note payable for approximately $2.6 million (the “2004 Empire Note”). The 2004 Empire Note bears interest at the rate of 5.52% per annum, and is payable in monthly principal and interest payments of $21,411 through maturity in July 2019. The borrowings under the 2004 Empire Note are secured primarily by all of Empire’s real property.

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

Amounts available under the 2002 Revolver were scheduled to begin decreasing quarterly, commencing on June 30, 2005, and continuing until maturity on September 30, 2009. Borrowings under the 2002 Revolver bore interest at the election of the Company, based on either the prime rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the agreement. The applicable margin, which was based on the Company’s leverage ratio, ranged from 0.25% to 1.75% per annum for base rate loans and 1.50% to 3.00% per annum for LIBOR loans. The 2002 Revolver bore interest at floating rates (ranging from 3.69% to 3.70% at December 31, 2003), and borrowings were secured by substantially all of the Company’s assets. The Company had the option to increase its borrowing capacity under the 2002 Revolver by an additional $40.0 million ($30.0 million after the increase in the Company’s borrowing capacity described below) subject to participation by its existing lenders or new lenders acceptable to the administrative agent under the 2002 Revolver and subject to restrictions in the indenture relating to its Senior Subordinated Notes. On August 16, 2002, the Company’s borrowing capacity under the 2002 Revolver was increased by $10.0 million to $170.0 million.

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

On June 11, 2004, the Company amended and restated the 2002 Revolver (as amended and restated, the “2004 Revolver”). The 2004 Revolver includes a $175.0 million revolving loan facility and a $5.0 million swing loan sub-facility. There are no scheduled reductions of commitments under the 2004 Revolver. In addition, the Company has the option to request its lenders to increase the amount of the 2004 Revolver by an additional $50.0 million ($30.0 million after the increase in the Company’s borrowing capacity described below) in the aggregate; however, the lenders are not obligated to do so. Borrowings under the 2004 Revolver bear interest at the election of the Company, based on either the prime rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreement. The applicable margin, which is based on the Company’s total leverage ratio, ranges from 0.25% to 1.75% per annum for base rate loans and 1.50% to 3.00% per annum for LIBOR loans. As of September 30, 2004, borrowings under the 2004 Revolver bore interest at rates ranging from 3.88% to 4.17% per annum.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

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

The 2004 Revolver and Senior Subordinated Notes contain certain financial and non-financial covenants including restrictions on LBI Media’s ability to pay dividends. At September 30, 2004, the Company was in compliance with all such covenants.

As of September 30, 2004, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years as follows:

2004	$28,508
2005	118,041
2006	124,724
2007	131,786
2008	139,247

$542,306

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

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

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

On October 10, 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. LBI Media Holdings contributed all of the net proceeds to the Company, which it used to repay a portion of the indebtedness outstanding under the 2002 Revolver. Under the terms of the notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008, and instead, the value of the notes will increase each period until it is equal to $68.4 million on October 15, 2008; such accretion (approximately $1.2 million and $3.4 million, respectively, for the three and nine months ended September 30, 2004) is recorded as additional interest expense by LBI Media Holdings. After October 15, 2008, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that LBI Media Holdings may make a cash interest election on any interest payment date prior to October 15, 2008. If LBI Media Holdings makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the day of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the day LBI Media Holdings makes such election. The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. The Senior Discount Notes are structurally subordinated to the 2004 Revolver and Senior Subordinated Notes.

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

Based on the relative fair values at the date of issuance, the Parent allocated $13.6 million to the Parent Subordinated Notes and $16.4 million to the warrants. These fair values were determined by using the income and market valuation approaches. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The Parent Subordinated Notes will be accreted through January 31, 2014, up to their $30.0 million redemption value; such accretion (approximately $238,000 and $237,000 during the three months ended September 30, 2003 and 2004, respectively, and approximately $697,000 and $696,000 during the nine months ended September 30, 2003 and 2004, respectively) is recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants are stated at fair value each reporting period (approximately $32,800,000 at September 30, 2004), with subsequent changes in fair value being recorded as deferred financing costs and amortized to interest expense over the remaining life of the Parent Subordinated Notes.

On February 12, 2004, Liberman Broadcasting, Inc., a Delaware corporation, filed a registration statement on Form S-1 (File No. 333-112773) with the Securities and Exchange Commission for the proposed initial public offering of its Class A common stock (the “Offering”). Immediately before the Offering, Liberman Broadcasting, Inc. will merge with the Parent, a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate the Parent into a Delaware corporation. Based on the current anticipated size and timing of the Offering, it is anticipated that a portion of the net proceeds to the Parent from the Offering will be contributed to the Company and used to repay:

•	approximately $18.4 million of the outstanding principal amount under the 2004 Revolver, plus accrued and unpaid interest, and

•	$52.5 million of the principal amount of the Senior Subordinated Notes at a redemption price of 110.125%, plus accrued and unpaid interest.

Assuming the above redemptions occurred on September 30, 2004, the Company would have incurred approximately $6.0 million in one-time charges relating to the Senior Subordinated Notes, of which approximately $0.6 million relates to the noncash write-off of previously deferred financing costs.

LBI Media Holdings plans to redeem approximately $17.8 million of the accreted value of its Senior Discount Notes at a redemption price of 111.0% of the accreted value to the redemption date with the net proceeds contributed by Liberman Broadcasting, Inc. from the Offering. Assuming this redemption occurred on September 30, 2004, LBI Media Holdings would have incurred approximately $2.7 million in one-time charges, of which approximately $0.7 million relates to the noncash write-off of previously deferred financing costs.

Liberman Broadcasting, Inc. plans to redeem all of its outstanding Parent Subordinated Notes at a redemption price of 100.0% with the net proceeds from the Offering. In addition, Liberman Broadcasting, Inc. expects that the warrants will be exercised for shares of its Class A common stock at the closing of the Offering. Liberman Broadcasting, Inc. also intends to enter into an agreement with the holders of the warrants to terminate certain of their rights under the warrant agreement, including the put and call rights. Assuming the Offering closed and the warrants were exercised on September 30, 2004, Liberman Broadcasting, Inc. would have recognized a one-time noncash gain of approximately $5.0 million to reflect the fair market

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

value of the warrants relative to their current net book value, based on preliminary equity valuations. In addition, Liberman Broadcasting, Inc. would have incurred approximately $15.7 million in one-time noncash expenses, relating to the write-off of previously deferred financing costs and a loss resulting from the early retirement of the Parent Subordinated Notes.

5. Acquisitions

On April 22, 2003, the Company completed its acquisition of selected assets of KEYH-AM, licensed to Houston, Texas, pursuant to an asset purchase agreement, dated as of April 5, 2002, as amended on October 8, 2002. At the same time, the Company terminated its local marketing agreement, which became effective on May 20, 2002. The aggregate purchase price was approximately $6,463,000, including acquisition costs of approximately $763,000. The Company changed the format, customer base, and employee base of the acquired station and allocated the purchase price as follows:

Broadcast license	$5,601,000
Property and equipment	862,000

$6,463,000

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

$35,642,000

On January 12, 2004, the Company completed its acquisition of selected assets of KMPX-TV, licensed to Decatur, Texas, pursuant to an asset purchase agreement, dated as of July 14, 2003. The aggregate purchase price was approximately $37,646,000, including acquisition costs of approximately $646,000. The Company changed the format, customer base, and employee base of the acquired station and the initial purchase price allocation is as follows:

Broadcast license	$30,646,000
Property and equipment	7,000,000

$37,646,000

On July 20, 2004, the Company completed its acquisition of selected assets of radio station KNOR-FM, licensed to Krum, Texas, pursuant to an asset purchase agreement, dated as of March 18, 2004. The aggregate purchase price was approximately $16,100,000, including

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

acquisition costs of approximately $600,000. The Company changed the format, customer base and employee base of the acquired station and the initial purchase price allocation is as follows:

Broadcast license	$16,019,000
Property and equipment	81,000

$16,100,000

In connection with certain of the above acquisitions of selected radio station assets, the Company entered into local marketing agreements to operate the stations until the purchase was completed. Under such agreements, the Company paid a negotiated monthly fee, provided programming for the related stations, and received the related advertising revenues. The Company expensed the monthly fees as they were incurred. Local marketing agreement expense amounted to approximately $14,000 and $0 during the three months ended September 30, 2003 and 2004, respectively, and $994,000 and $0 during the nine months ended September 30, 2003 and 2004, respectively. The Company had no local marketing agreements in effect as of September 30, 2004.

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

At December 31, 2003 and September 30, 2004, the “net value” of the Parent exceeded the base amounts set forth in certain of the respective employment agreements, and the employees had vested in approximately $8,506,000 and $11,088,000, respectively, of Incentive

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Compensation. As a part of the calculation of this incentive compensation, the Company used the income and market valuation approaches to estimate the “net value” of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The base amounts were negotiated with each employee at the time the employment agreement was entered into. The vested amounts are shown as deferred compensation in the accompanying consolidated balance sheets; the related expense is shown as noncash employee compensation in the accompanying consolidated statements of operations.

At September 30, 2004, neither the Company nor Parent had funded any portion of the deferred compensation liability.

Upon the closing of the Parent’s Offering, the Company currently anticipates an immediate change in the “net value” of the Parent based on preliminary equity market valuations. Assuming the Offering closed on September 30, 2004, the Company’s deferred compensation expense would have been approximately $1.9 million lower than the expense recognized during the three and nine months ended September 30, 2004.

7. Related Party Transactions

The Company’s national sales representative is an entity owned by the stockholders of the Parent. This national sales representative charged the Company approximately $689,000 and $512,000 during the three months ended September 30, 2003 and 2004, respectively, and approximately $1,603,000 and $1,410,000 during the nine months ended September 30, 2003 and 2004, respectively. Such amounts, which the Company believes represent market rates, are included in selling expenses in the accompanying condensed consolidated statements of operations.

The Company owed its national sales representative approximately $189,000 and $0 as of December 31, 2003 and September 30, 2004, respectively. Such amounts are included in amounts due to related parties in the accompanying condensed consolidated balance sheets.

The Company had approximately $2,735,000 and $3,023,000 due from stockholders of the Parent and from affiliated companies at December 31, 2003 and September 30, 2004, respectively. These loans bear interest at the applicable federal rate and mature through July 2009. Additionally, at the direction of the stockholders of the Parent, the Company has made advances to certain religious and charitable organizations and individuals totaling approximately $118,000 and $107,000 at December 31, 2003 and September 30, 2004, respectively. These loans and advances plus accrued interest, are included in amounts due from related parties and notes receivable from related parties in the accompanying condensed consolidated balance sheets. During the nine months ended September 30, 2003 and 2004, the Company forgave approximately $71,000 and $0, respectively, in advances made to certain organizations.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (LDL), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its television stations.

8. Comprehensive Income

Comprehensive income, which includes net income plus unrealized gains (losses) on investments in marketable securities, amounted to approximately $5,934,080 and $3,346,227 for the three months ended September 30, 2003 and 2004, respectively, and approximately $13,168,965 and $11,829,591 for the nine months ended September 30, 2003 and 2004, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net revenues:
Radio operations	$12,709,068	$12,109,787	$34,136,025	$32,816,374
Television operations	10,123,166	12,107,030	27,765,768	35,543,339

Consolidated net revenues	22,832,234	24,216,817	61,901,793	68,359,713

Operating expenses, excluding depreciation and noncash employee compensation:
Radio operations	5,303,451	5,681,018	15,649,190	15,659,438
Television operations	4,913,865	6,588,531	13,667,269	18,662,790

Consolidated operating expenses, excluding depreciation and noncash employee compensation	10,217,316	12,269,549	29,316,459	34,322,228

Operating income before depreciation and noncash employee compensation:
Radio operations	7,405,617	6,428,769	18,486,835	17,156,936
Television operations	5,209,301	5,518,499	14,098,499	16,880,549

Consolidated operating income before depreciation and noncash employee compensation	12,614,918	11,947,268	32,585,334	34,037,485

Depreciation expense:
Radio operations	366,363	560,243	1,029,451	1,551,247
Television operations	539,895	830,350	1,535,781	2,278,569

Consolidated depreciation expense	906,258	1,390,593	2,565,232	3,829,816

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Noncash employee compensation:
Radio operations	430,000	1,696,000	1,457,000	2,582,000

Consolidated noncash employee compensation	430,000	1,696,000	1,457,000	2,582,000

Operating income:
Radio operations	6,609,254	4,172,526	16,000,384	13,023,689
Television operations	4,669,406	4,688,149	12,562,718	14,601,980

Consolidated operating income	$11,278,660	$8,860,675	$28,563,102	$27,625,669

Total assets:
Radio operations	$177,032,090	$190,829,067	$177,032,090	$190,829,067
Television operations	129,800,219	170,127,540	129,800,219	170,127,540
Corporate	14,980,886	22,101,172	14,980,886	22,101,172

Consolidated total assets	$321,813,195	$383,057,779	$321,813,195	$383,057,779

Reconciliation of operating income before depreciation and noncash employee compensation to income before income taxes:
Operating income before depreciation and noncash employee compensation	$12,614,918	$11,947,268	$32,585,334	$34,037,485
Depreciation	(906,258)	(1,390,593)	(2,565,232)	(3,829,816)
Noncash employee compensation	(430,000)	(1,696,000)	(1,457,000)	(2,582,000)
Interest expense	(5,338,104)	(5,448,169)	(15,410,323)	(15,644,264)
Interest and other income	18,604	20,226	72,966	110,815
(Loss) gain on sale of property and equipment	—	—	(4,000)	2,354

Income before income taxes	$5,959,160	$3,432,732	$13,221,745	$12,094,574

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

On May 15, 2003, we completed our acquisition of the selected assets of radio station KMXN-FM, licensed to Garden Grove, California, for an aggregate purchase price of approximately $35.6 million (including acquisition costs) and subsequently changed the station’s call letters to KEBN-FM. We have significantly changed the format, customer base, revenue stream and employee base of this station.

On January 12, 2004, we completed our acquisition of the selected assets of television station KMPX-TV, licensed to Decatur, Texas, for an aggregate purchase price of approximately $37.6 million (including acquisition costs), and have significantly changed the format, customer base, revenue stream and employee base of this station.

On July 20, 2004, we completed our acquisition of the selected assets of radio station KNOR-FM, licensed to Krum, Texas, for an aggregate purchase price of approximately $16.1 million (including acquisition costs), and have changed the format, customer base, revenue stream and employee base of this station.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net revenues:
Radio	$12,709,068	$12,109,787	$34,136,025	$32,816,374
Television	10,123,166	12,107,030	27,765,768	35,543,339

Total	$22,832,234	$24,216,817	$61,901,793	$68,359,713

Total operating expenses before noncash employee compensation and depreciation:
Radio	$5,303,451	$5,681,018	$15,649,190	$15,659,438
Television	4,913,865	6,588,531	13,667,269	18,662,790

Total	$10,217,316	$12,269,549	$29,316,459	$34,322,228

Noncash employee compensation:
Radio	$430,000	$1,696,000	$1,457,000	$2,582,000
Television	—	—	—	—

Total	$430,000	$1,696,000	$1,457,000	$2,582,000

Depreciation:
Radio	$366,363	$560,243	$1,029,451	$1,551,247
Television	539,895	830,350	1,535,781	2,278,569

Total	$906,258	$1,390,593	$2,565,232	$3,829,816

Operating income:
Radio	$6,609,254	$4,172,526	$16,000,384	$13,023,689
Television	4,669,406	4,688,149	12,562,718	14,601,980

Total	$11,278,660	$8,860,675	$28,563,102	$27,625,669

Adjusted EBITDA (1):
Radio	$7,405,617	$6,428,769	$18,486,835	$17,156,936
Television	5,209,301	5,518,499	14,098,499	16,880,549

Total	$12,614,918	$11,947,268	$32,585,334	$34,037,485

Total assets:
Radio	$177,032,090	$190,829,067	$177,032,090	$190,829,067
Television	129,800,219	170,127,540	129,800,219	170,127,540
Corporate	14,980,886	22,101,172	14,980,886	22,101,172

Total	$321,813,195	$383,057,779	$321,813,195	$383,057,779

(1)	We define Adjusted EBITDA as net income plus income tax expense, (loss) gain on sale of property and equipment, net interest expense, depreciation and noncash employee compensation. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of certain noncash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income and net income. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

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

The table set forth below reconciles net cash provided by operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net cash provided by operating activities	$4,094,482	$1,475,967	10,603,144	$14,741,067
Add:
Income tax expense	20,000	80,665	60,000	203,589
Gain on sale of investment	—	—	—	47,614
Interest expense, net	5,319,500	5,427,943	15,337,357	15,533,449
Less:
Amortization of deferred financing costs	(137,772)	(186,568)	(407,380)	(499,818)
Provision for doubtful accounts	(433,757)	(258,886)	(900,240)	(716,579)
Changes in operating assets and liabilities:
Accounts receivable	739,348	309,412	4,340,056	201,980
Program rights	100,672	33,075	17,884	(428,272)
Amounts due from related parties	(167,126)	35,811	(8,209)	226,339
Prepaid expenses and other current assets	(840,150)	(123,717)	(475,887)	(284,335)
Employee advances	38,367	88,237	100,501	115,773
Accounts payable and accrued expenses	(471,660)	1,808,639	(757,176)	1,184,991
Accrued interest	3,728,073	3,147,981	4,225,860	3,340,482
Program rights payable	54,646	28,991	16,000	35,824
Amounts due to related parties	43,515	—	(72,780)	189,485
Deferred state income tax payable	(20,000)	(38,305)	(49,600)	(106,276)
Other assets and liabilities	546,780	118,023	555,804	252,172

Adjusted EBITDA	$12,614,918	$11,947,268	$32,585,334	$34,037,485

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Net Revenues. Net revenues increased by $1.4 million, or 6.1%, to $24.2 million for the three months ended September 30, 2004, from $22.8 million for the same period in 2003. This increase was primarily attributable to revenue growth from our television stations in the Los Angeles and Houston markets, along with incremental revenue from our most recent television station acquired in the Dallas-Fort Worth, Texas market. These increases were offset by a decline in revenue from our radio segment, primarily resulting from a decrease in demand for Spanish-language advertising by national advertisers and strong results posted in the third quarter of 2003, when total company revenue growth reached 24.2%.

We currently anticipate continued net revenue growth in the fourth quarter of 2004 from our television segment due to increased advertising time sold, increased advertising rates, and incremental net revenue from our Dallas-Fort Worth station, KMPX-TV. We expect net revenue growth from our radio segment to rebound in the last quarter of the year due to increased advertising time sold to local and national advertisers. Our improved ratings performance in the Spring 2004 and Summer 2004 Arbitron books for our Los Angeles and Houston radio stations should translate into greater advertising time sold in the fourth quarter.

Net revenues for our radio segment decreased by $0.6 million, or 4.7%, to $12.1 million for the three months ended September 30, 2004, from $12.7 million for the same period in 2003. This decline was primarily attributable to (i) lower national advertising revenue during the third quarter, as compared to 2003, resulting from a decrease in advertising time sold to national advertisers and (ii) strong results posted in the third quarter of 2003, when revenue growth reached 20.2%.

Net revenues for our television segment increased by $2.0 million, or 19.6%, to $12.1 million for the three months ended September 30, 2004, from $10.1 million for the same period in 2003. This increase was attributable to revenue growth in our California and Texas markets, reflecting our success in selling and marketing our improved line-up of prime-time programming, higher advertising rates, greater advertising time sold and additional revenues from our newly acquired Dallas-Fort Worth station, KMPX-TV.

Total operating expenses. Total operating expenses increased by $3.9 million, or 32.9%, to $15.4 million for the three months ended September 30, 2004 from $11.5 million for the same period in 2003. This increase was due to:

(1)	a $1.4 million increase in program and technical expenses primarily related to (a) additional production of in-house television programs, (b) incremental expenses related to our television station in the Dallas-Fort Worth market, which began operations in January 2004 and (c) additional music license and ratings service fees associated with our radio and television operations,

(2)	a $0.7 million increase in selling, general and administrative expenses due to (a) higher salaries, commissions and other selling expenses, reflecting our net revenue growth, (b) incremental operating expenses related to the addition of KMPX-TV in January 2004 and (c) moderate increases in other general and administrative expenses associated with our revenue growth,

(3)	a $0.5 million increase in depreciation expense, primarily due to (a) incremental expenses relating to our 2004 television station asset acquisition in the Dallas-Fort Worth market, (b) the completion of our corporate office and television production facility in Houston during the first quarter of 2004 and (c) additional capital expenditures for our existing properties since the third quarter of 2003, and

(4)	a $1.3 million increase in noncash employee compensation. Our deferred compensation liability can increase in future periods based on changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our indirect parent, Liberman Broadcasting.

Upon the closing of Liberman Broadcasting’s proposed initial public offering of its Class A common stock, we currently anticipate an immediate change in the “net value” of Liberman Broadcasting, based on preliminary equity market valuations. Assuming the offering closed on September 30, 2004, our deferred compensation expense would have been approximately $1.9 million lower than the expense recognized during the three months ended September 30, 2004.

We believe that our total operating expenses will continue to increase through the end of 2004 due to increased programming costs for our television segment, increased sales commissions and administrative expenses associated with our anticipated growth in net revenue, and increased expenses associated with our Dallas-Fort Worth television station, KMPX-TV, and our new Dallas-Fort Worth radio station, KNOR-FM. Our television programming expenses will likely continue to increase for the duration of 2004 due to the additional production of in-house programming. Continued growth in expenses may also occur as a result of the acquisition of radio and television assets that we may complete.

Total operating expenses for our radio segment increased by $1.9 million, or 30.1%, to $8.0 million for the three months ended September 30, 2004, from $6.1 million for the same period in 2003. This increase was the result of:

(1)	a $0.3 million increase in program and technical expenses, primarily due to (a) an increase in programming compensation and (b) an increase in music license and ratings service fees,

(2)	a $0.1 million increase in selling, general and administrative expenses, primarily resulting from increases in administrative expenses, offset in part by lower commissions and other selling expenses associated with the decline in net revenue,

(3)	a $0.2 million increase in depreciation expense, primarily resulting from (a) the completion of our Houston corporate office and production facility in the first quarter of 2004 and (b) additional capital expenditures for our existing stations since the third quarter of 2003, and

(4)	a $1.3 million increase in noncash employee compensation.

Total operating expenses for our television segment increased by $2.0 million, or 36.0%, to $7.4 million for the three months ended September 30, 2004, from $5.4 million, for the same period in 2003. This increase was primarily the result of:

(1)	a $1.1 million increase in program and technical expenses related to (a) the additional production of in-house programming, (b) the incremental costs associated with our newly acquired Dallas-Fort Worth television station and (c) an increase in ratings service fees,

(2)	a $0.6 million increase in selling, general and administrative expenses related to (a) incremental costs associated with our Dallas-Fort Worth television station acquired in January 2004, (b) higher commissions and other selling expenses associated with our growth in net revenue and (c) general expense increases associated with revenue growth, and

(3)	a $0.3 million increase in depreciation expense, primarily resulting from (a) the completion of our corporate office and television production facility in Houston during the first quarter and (b) incremental expenses relating to the additional assets acquired in the January 2004 KMPX-TV transaction.

Interest expense. Interest expense increased by $0.1 million, or 2.1%, to $5.4 million for the three months ended September 30, 2004, from $5.3 million for the corresponding period in 2003.

Interest and other income. Interest and other income increased to $20,000 for the three months ended September 30, 2004, from $18,000 for the same period in 2003.

Net income. As a result of the factors noted above, we recognized net income of $3.4 million for the three months ended September 30, 2004, as compared to $5.9 million for the same period of 2003, a decrease of $2.5 million. The majority of this decrease can be attributed to increased depreciation expense and noncash employee compensation during the third quarter of 2004.

Adjusted EBITDA. Adjusted EBITDA decreased by $0.7 million, or 5.3%, to $11.9 million for the three months ended September 30, 2004, from $12.6 million for the same period in 2003. This decline was primarily attributable to the decrease in revenue from our radio segment, coupled with moderate increases in total operating expenses before noncash employee compensation and depreciation. See “Non-GAAP Financial Measure.”

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Net Revenues. Net revenues increased by $6.5 million, or 10.4%, to $68.4 million for the nine months ended September 30, 2004, from $61.9 million for the same period in 2003. This increase was primarily attributable to revenue growth from our television segment, including additional revenue from our station in the Dallas-Fort Worth market, KMPX-TV, acquired in January 2004. The increase in revenues from our television segment was offset by a modest decline in revenues from our radio division, primarily resulting from lower national advertising time sold during the first nine months of 2004, as compared to the corresponding period in 2003 and strong results posted during the nine months ended September 30, 2003, when total company revenue growth was 19.2%.

Net revenues for our radio segment decreased by $1.3 million, or 3.9%, to $32.8 million for the nine months ended September 30, 2004, from $34.1 million for the same period in 2003. This decline was primarily attributable to (i) lower national advertising revenue during the first nine months of 2004, as compared to the same period in 2003, resulting from a decrease in advertising time sold to national advertisers and (ii) strong results posted during the nine months ended September 30, 2003, when revenue growth was 17.7%.

Net revenues for our television segment increased by $7.8 million, or 28.0%, to $35.6 million for the nine months ended September 30, 2004, from $27.8 million for the same period in 2003. This increase was attributable to revenue growth in our California and Texas markets, resulting from improved programming ratings, which has enabled us to raise advertising rates and increase advertising time sold. In addition, the growth in revenue from our television segment is attributable to incremental revenues from our Dallas-Fort Worth station, KMPX-TV, acquired in January 2004.

Total operating expenses. Total operating expenses increased by $7.4 million, or 22.2%, to $40.7 million for the nine months ended September 30, 2004 from $33.3 million for the same period in 2003. This increase was due to:

(1)	a $2.6 million increase in program and technical expenses related to (a) additional production of in-house television programs, (b) incremental expenses related to our television station in the Dallas-Fort Worth market, which began operations in January 2004 and (c) higher music license and ratings service fees,

(2)	a $0.1 million increase in promotional expenses primarily resulting from the addition of our television station in the Dallas-Fort Worth market,

(3)	a $2.3 million increase in selling, general and administrative expenses due to (a) higher sales salaries, commissions and other selling expenses, reflecting net revenue growth in our television segment, (b) additional expenses related to the operation of our recently acquired television station, KMPX-TV, in January 2004 and (c) moderate increases in other general and administrative expenses associated with our revenue growth,

(4)	a $1.3 million increase in depreciation expense, primarily due to (a) incremental expenses related to the acquisition of selected assets of KMPX-TV in January 2004, (b) the completion of our corporate office and television production facility in Houston during the first quarter of 2004 and (c) increased capital expenditures for our existing properties since the third quarter of 2003, and

(5)	a $1.1 million increase in noncash employee compensation. Our deferred compensation liability can increase in future periods based on changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our indirect parent, Liberman Broadcasting.

Upon the closing of Liberman Broadcasting’s proposed initial public offering of its Class A common stock, we currently anticipate an immediate change in the “net value” of Liberman Broadcasting, based on preliminary equity market valuations. Assuming the offering closed on September 30, 2004, our deferred compensation expense would have been approximately $1.9 million lower than the expense recognized during the nine months ended September 30, 2004.

Total operating expenses for our radio segment increased by $1.6 million, or 9.1%, to $19.7 million for the nine months ended September 30, 2004, from $18.1 million for the same period in 2003. This increase was primarily the result of:

(1)	a $0.3 million increase in program and technical expenses, primarily due to (a) an increase in programming compensation and (b) higher music license and ratings service fees,

(2)	a $0.5 million increase in depreciation expense, primarily resulting from (a) the completion of our Houston corporate office and production facility in the first quarter of 2004 and (b) additional capital expenditures for our existing stations since the third quarter of 2003, and

(3)	a $1.1 million increase in noncash employee compensation.

The increases in expenses described above were offset by a $0.3 million decline in selling, general and administrative expenses, resulting from the absence of local marketing agreement fees for the nine months ended September 30, 2004.

Total operating expenses for our television segment increased by $5.8 million, or 37.7%, to $21.0 million for the nine months ended September 30, 2004, from $15.2 million, for the same period in 2003. This increase was primarily the result of:

(1)	a $2.3 million increase in program and technical expenses related to (a) the additional production of in-house programming, (b) the incremental costs associated with our newly acquired television station in the Dallas-Fort Worth market, and (c) higher music license and ratings service fees,

(2)	a $0.1 million increase in promotional expenses, primarily due to the addition of our Dallas-Fort Worth television station acquired in January 2004,

(3)	a $2.6 million increase in selling, general and administrative expenses related to (a) higher sales salaries and commissions associated with our growth in net revenue, (b) incremental costs associated with our Dallas-Fort Worth television station acquired in January 2004 and (c) general expense increases associated with revenue growth, and

(4)	a $0.8 million increase in depreciation expense, primarily resulting from (a) the completion of our corporate office and television production facility during the first quarter of 2004 and (b) incremental expenses relating to the additional fixed assets acquired with our most recent asset acquisitions in 2004.

Interest expense. Interest expense increased by $0.2 million, or 1.5%, to $15.6 million for the nine months ended September 30, 2004, from $15.4 million for the same period in 2003.

Interest and other income. Interest and other income increased to $111,000 for the nine months ended September 30, 2004, from $73,000 for the same period in 2003. This change was primarily the result of a $47,000 gain recognized during the second quarter from the sale of a stock investment.

Net income. As a result of the above factors, we recognized net income of $11.9 million for the nine months ended September 30, 2004, as compared to $13.2 million for the same period of 2003, a decrease of $1.3 million. The $2.4 million increase in depreciation and noncash employee compensation during the first nine months of 2004 versus the comparable period in 2003 primarily accounted for the decline in net income.

Adjusted EBITDA. Adjusted EBITDA increased by $1.4 million, or 4.5%, to $34.0 million for the nine months ended September 30, 2004, from $32.6 million for the same period in 2003. This increase was primarily attributable to net revenue growth from our existing television stations in the California and Texas markets, and the addition of our television station in the Dallas-Fort Worth market, offset by a decline in net revenues from our radio segment and moderate increases in total operating expenses before noncash employee compensation and depreciation. See “-Non-GAAP Financial Measure.”

Liquidity and Capital Resources

Senior Credit Facility

Our primary sources of liquidity are cash provided by operations and available borrowings under our $175.0 million revolving senior credit facility, which was amended and restated on June 11, 2004. On August 11, 2004, our borrowing capacity under the senior credit facility was increased by $20.0 million to $195.0 million. The facility matures on September 30, 2010. Borrowings under the senior credit facility bear interest at a rate based on LIBOR or a base rate, plus an applicable margin that is dependent upon our leverage ratio (as defined in the senior credit facility). As of September 30, 2004, we had approximately $132.0 million aggregate principal amount outstanding under our senior credit facility. Since September 30, 2004, we have repaid $2.6 million under our senior credit facility. Under the indenture governing our senior subordinated notes and the senior discount notes of LBI Media Holdings, Inc. (LBI Media Holdings), we are limited in our ability to borrow under the senior credit facility. We may borrow up to $150.0 million under the senior credit facility without having to meet any restrictions under the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes, but any amount over $150.0 million that we may borrow under the senior credit facility will be subject to specified leverage ratios (as defined in the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes). We may increase the borrowing capacity under our senior credit facility by up to an additional $30.0 million, subject to participation by our existing lenders or new lenders acceptable to the administrative agent under the senior credit facility and subject to restrictions in the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes.

Our senior credit facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above certain limits. Under the senior credit facility, we must also maintain specified financial ratios, such as a maximum total leverage ratio, a maximum senior leverage ratio, a minimum ratio of EBITDA (as defined in the senior credit agreement) to interest expense and a minimum ratio of EBITDA (as defined in the senior credit agreement) to fixed charges. As of September 30, 2004, we were in compliance with these covenants. Based on the current anticipated size and timing of Liberman Broadcasting’s initial public offering of its Class A common stock, we plan to repay approximately $18.4 million of the outstanding principal amount under our senior credit facility, plus accrued and unpaid interest, with the net proceeds contributed to us from Liberman Broadcasting.

Senior Subordinated Notes

In July 2002, we issued $150.0 million of Senior Subordinated Notes that mature in 2012. Under the terms of our senior subordinated notes, we pay semi-annual interest payments of approximately $7.6 million each January 15 and July 15. After giving effect to the partial redemption of our senior subordinated notes with the net proceeds contributed to us by Liberman Broadcasting, from its anticipated initial public offering of Class A common stock (discussed below), the semi-annual payments will be approximately $4.9 million. The indenture governing our senior subordinated notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of September 30, 2004, we were in compliance with these covenants. We plan to redeem $52.5 million of the principal amount of our senior subordinated notes at a price of 110.125%, plus accrued and unpaid interest, with the net proceeds contributed to us from Liberman Broadcasting’s initial public offering of Class A common stock. Assuming this redemption occurred on September 30, 2004, we would have incurred approximately $6.0 million in one-time charges, of which approximately $0.6 million relates to the noncash write-off of previously deferred financing costs.

LBI Media Holdings’ Senior Discount Notes

In October 2003, our direct parent, LBI Media Holdings, issued $68.4 million aggregate principal amount at maturity of 11% Senior Discount Notes that mature in 2013. Under the terms of the notes, cash interest will not accrue or be payable on the senior discount notes prior to October 15, 2008 and instead the accreted value of the notes will increase until such date. Thereafter, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that LBI Media Holdings may make a cash interest election on any interest payment date prior to October 15, 2008. If LBI Media Holdings makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the day of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the day LBI Media Holdings makes such election. The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. LBI Media Holdings’ senior discount notes are structurally subordinated to our senior credit facility and senior subordinated notes. Since LBI Media Holdings is a holding company that has no operations or assets, other than its investment in us, and is dependent on us for cash flow, funding from us may be required. However, we have no legal obligation to provide that funding to LBI Media Holdings. LBI Media Holdings plans to redeem approximately $17.8 million of the accreted value of its senior discount notes at a redemption price of 111.0% of the accreted value to the redemption date with the net proceeds contributed by Liberman Broadcasting, from its initial public offering. Assuming this redemption occurred on September 30, 2004, LBI Media Holdings would have incurred approximately $2.7 million in one-time charges, of which approximately $0.7 million relates to the noncash write-off of previously deferred financing costs.

Liberman Broadcasting’s 9% Subordinated Notes

In March 2001, our indirect parent, Liberman Broadcasting, issued $30.0 million principal amount of 9% subordinated notes. The 9% subordinated notes are subordinate in right of payment to our senior credit facility and senior subordinated notes, and are structurally subordinated to LBI Media Holdings’ senior discount notes. The 9% subordinated notes will mature on the earliest of (i) January 31, 2014, (ii) their acceleration following the occurrence and continuance of a material event of default, (iii) a merger, sale or similar transaction involving Liberman Broadcasting or substantially all of the subsidiaries of Liberman Broadcasting, (iv) a sale or other disposition of a majority of Liberman Broadcasting’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of Liberman Broadcasting’s board of directors, and (v) the date on which the warrants issued in connection with Liberman Broadcasting’s 9% subordinated notes are repurchased pursuant to the call options applicable to the warrants. Interest is not payable until maturity. Liberman Broadcasting plans to redeem all of its outstanding 9% subordinated notes at a price of 100.0% with the net proceeds of its anticipated initial public offering of Class A common stock. Assuming this redemption occurred on September 30, 2004, Liberman Broadcasting would have incurred approximately $15.7 million in one-time noncash expenses, relating to the write-off of previously deferred financing costs and a loss resulting from the early retirement of the 9% subordinated notes.

In connection with these 9% subordinated notes, Liberman Broadcasting also issued warrants to purchase shares of its common stock. The warrants have a put feature, which would allow the warrant holders at any time on or after the maturity date of the 9% subordinated notes, to require Liberman Broadcasting to repurchase the warrants or common stock issued upon exercise of the warrants at fair market value under certain events, and a call feature, which would allow Liberman Broadcasting to repurchase the warrants at its option under certain events. Certain mergers, combinations or sales of assets of Liberman Broadcasting, however, will not trigger the put right, even though such events would have accelerated the obligations under the 9% subordinated notes. We expect that these warrants will be exercised for shares of Liberman Broadcasting’s Class A common stock at the closing of the anticipated initial public offering of its Class A common stock. Liberman Broadcasting also intends to enter into an agreement with the holders of the warrants to terminate certain of their rights under the warrant agreement, including the put and call rights. Assuming the offering closed and the warrants were exercised on September 30, 2004, Liberman Broadcasting would have recognized a one-time noncash gain of approximately $5.0 million to reflect the fair market value of the warrants relative to their current book value, based on preliminary equity valuations.

Empire Burbank Studios’ Mortgage Note

One of our wholly owned subsidiaries, Empire Burbank Studios, Inc. (Empire), borrowed $3.25 million from City National Bank in July 1999. To secure that borrowing on a non-recourse basis, Empire executed a mortgage on its property in Burbank, California in favor of City National Bank as security for the loan. The loan bore interest at 8.13% per annum and was payable in monthly principal and interest payments of $31,530 through its scheduled maturity in August 2014.

On July 1, 2004, Empire refinanced its former mortgage note (described above) with an installment note payable for approximately $2.6 million. The new loan is secured primarily by Empire’s real property located in Burbank, California and bears interest at 5.52% per annum. The loan is payable in monthly principal and interest payments of $21,411 through maturity in July 2019.

Summary of Indebtedness

The following table summarizes our various levels of indebtedness at September 30, 2004.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate
LBI Media, Inc. (1)	$195.0 million Senior secured revolving credit facility	$132.0 million	September 30, 2010	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio
LBI Media, Inc.	Senior subordinated notes	$150.0 million	July 15, 2012	10.125%
Empire Burbank Studios, Inc.	Mortgage note	$2.6 million	July 1, 2019	5.52%

(1)	On August 11, 2004, LBI Media, Inc.’s borrowing capacity under its senior credit facility was increased by $20.0 million to $195.0 million.

The above table does not include LBI Media Holdings’ 11% senior discount notes or Liberman Broadcasting’s 9% subordinated notes.

Cash Flows

Cash and cash equivalents were $6.7 million and $2.6 million at December 31, 2003 and September 30, 2004, respectively.

Net cash flow provided by operating activities was $10.6 million and $14.7 million for the nine months ended September 30, 2003 and 2004, respectively. The increase in our net cash flow provided by operating activities was primarily the result of an increase in operating income, exclusive of depreciation and noncash employee compensation, and improved accounts receivable collections during the first nine months of 2004, as compared to the same period in 2003.

Net cash flow used in investing activities was $47.9 million and $59.8 million for the nine months ended September 30, 2003 and 2004, respectively. Net cash flows used in investing activities primarily reflects $39.2 million and $51.8 million, respectively, in cash used for acquisitions of selected radio and television station assets we completed in these periods, and capital expenditures of $6.9 million and $8.3 million, respectively.

Net cash flow provided by financing activities was $36.2 million and $41.0 million for the nine months ended September 30, 2003 and 2004, respectively. The increase in our net cash flow provided by financing activities is primarily attributable to the additional funds borrowed under our senior credit facility during the first nine months of 2004 to acquire the selected assets of KMPX-TV and KNOR-FM in the Dallas-Fort Worth, Texas market. Excluding acquisition related costs, the total purchase price of these acquisitions was $52.5 million, as compared to a total purchase price of $40.7 for the asset acquisitions we completed during the first nine months of 2003. The increase in our net cash flow provided by financing activities was partially offset by an increase in principal payments on outstanding bank borrowings as a result of higher operating income, exclusive of depreciation and noncash employee compensation, and improved working capital account balances during the nine months ended September 30, 2004.

Contractual Obligations

We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At September 30, 2004, such obligations and commitments were our senior credit facility, our senior subordinated notes, certain non-recourse debt of one of our wholly owned subsidiaries and our operating leases as follows:

		Payments due by Period from September 30, 2004
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 Years	After 5 Years
Long term debt	$439,941,937	$20,874,606	$41,749,212	$41,749,212	$335,568,907
Operating leases	10,869,615	1,284,163	2,397,360	2,290,524	4,897,568

Total contractual cash obligations	$450,811,552	$22,158,769	$44,146,572	$44,039,736	$340,466,475

The above table includes principal and interest payments under our debt agreements, based on our interest rates as of September 30, 2004, and assumes no additional borrowings or principal payments on our senior credit facility until its maturity in 2010. It does not include Liberman Broadcasting’s 9% subordinated notes, LBI Media Holdings’ senior discount notes, or any deferred compensation amounts we may ultimately pay.

Expected Use of Cash Flows

For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under our senior credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include completing the construction of a new analog antenna and the addition of studio equipment for our television station in Houston, Texas. We estimate the costs to be approximately $0.8 million for these projects. We will also incur approximately $2.4 million in costs to complete the relocation of our Dallas television antenna to a new tower site and purchase additional studio equipment for the station. For our radio segment, our planned uses of liquidity during the next twelve months will include the construction of a new tower site for our newly acquired Dallas-Fort Worth radio station, KNOR-FM, at an estimated cost of $1.9 million. We may also upgrade several of our radio stations and towers located in the Houston market for approximately $5.7 million.

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

Assuming no change in the “net value” of Liberman Broadcasting from that at September 30, 2004, we would expect to record an additional $0.5 million of noncash deferred compensation expense during the fourth quarter of 2004 relating solely to the time vesting portion of the deferred compensation.

Upon the closing of Liberman Broadcasting’s proposed initial public offering of its Class A common stock, we currently anticipate an immediate change in the “net value” of Liberman Broadcasting based on preliminary equity market valuations. Assuming this offering closed on September 30, 2004, our deferred compensation expense would have been approximately $1.9 million lower than the expense recognized during the three and nine months ended September 30, 2004.

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

PART II. OTHER INFORMATION

LBI MEDIA, INC.

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

(a)	None.

(b)	None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of LBI Media, Inc., including amendments thereto(1)

3.2	Certificate of Ownership of LBI Intermediate Holdings, Inc., dated July 9, 2002(1)

3.3	Bylaws of LBI Media, Inc.(1)

4.1	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee (1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Registration Rights Agreement dated July 9, 2002, among LBI Media, Inc., the Subsidiary and Guarantors and the Initial Purchasers (1)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to LBI Media, Inc.’s Registration Statement on Form S-4 (Registration No. 333-100330) filed on October 4, 2002, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA, INC.

By:	/s/ Brett Zane
Brett Zane
Chief Financial Officer

Date: November 15, 2004

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