Form 10-K
period 2004-12-31
LBI MEDIA INC
filed 2005-03-31
CIK 1192503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

As of March 30, 2005, no shares of LBI Media, Inc.’s voting stock were held by non-affiliates.

As of March 30, 2005, there were 100 shares of common stock, $0.01 par value per share, of LBI Media, Inc. issued and outstanding.

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

Overview

We are one of the largest owners and operators of Spanish-language radio and television stations in the United States based on revenues and number of stations. We own 16 radio stations (ten FM and six AM) and four television stations in Los Angeles, Houston, Dallas-Fort Worth and San Diego, the first, fourth, sixth and thirteenth largest Hispanic markets in the United States, respectively, based on Hispanic television households. We operate radio and television stations in markets that comprise approximately 28% of the U.S. Hispanic population.

Our Los Angeles cluster consists of five Spanish-language radio stations, one AM radio station with time-brokered programming and a television station. Our Houston cluster consists of seven Spanish-language radio stations, two AM radio stations with time-brokered programming and a television station. Our Dallas-Fort Worth cluster consists of one radio station and one television station. We also own a television station serving San Diego, California. In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we primarily use to produce most of our television programming, and we have television production facilities in Houston and Dallas-Fort Worth that will allow us to produce local programming for those markets.

We seek to own and operate radio and television stations in the nation’s largest and most densely populated Hispanic markets. Our strategy is to increase revenue and cash flow in our markets by reformatting acquired stations with locally focused programming, providing creative advertising solutions for clients, executing targeted marketing campaigns to develop a local audience and implementing strict cost controls. We had a substantial debt balance of $282.0 million at December 31, 2004.

Liberman Broadcasting, Inc., a Delaware corporation, currently has filed with the Securities and Exchange Commission a registration statement on Form S-1 (File No. 333-112773) for the initial public offering of its Class A common stock. Immediately before the anticipated offering, Liberman Broadcasting, Inc. will merge with our indirect parent, LBI Holdings, I, Inc., a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate our indirect parent into a Delaware corporation. In this annual report, “Liberman Broadcasting” refers to LBI Holdings I, Inc. before the merger and Liberman Broadcasting, Inc. after the merger, each on an unconsolidated basis. Notwithstanding the foregoing, we can provide no assurance that the anticipated initial public offering will be consummated in the near future, or at all.

Operating Strategy

The principal components of our operating strategy are set forth below:

Develop popular stations by targeting the local community

Not all Hispanics have the same cultural and ethnic backgrounds. As a result, we create radio and television programming specifically tailored to the preferences of the Hispanic populations living in our markets to create a highly recognizable local station identity. We believe that we are particularly adept at programming to the tastes and preferences of the Hispanics of Mexican heritage, which comprise 81%, 81%, 87% and 88% of the Hispanic populations in Los Angeles, Houston, Dallas-Fort Worth and San Diego, respectively, according to a 2003 survey by the U.S. Census Bureau. We believe our ability to produce locally targeted programming gives us an advantage over most other Spanish-language broadcasters that develop and distribute their programming on a national or regional basis and, as a result, we have generally been able to achieve and maintain strong station ratings in our markets.

Cross-promote our radio and television stations

We utilize a portion of our commercial inventory time at both our radio and television stations to run advertisements promoting our other stations and programming, which helps us capitalize on the strong ratings and targeted audience of our stations with no incremental cash outlay. In addition, we utilize our radio and television stations to create complementary programs that attract our radio listeners to our television programs and our television viewers to our radio stations. For example, in Los Angeles and Houston, we produce music variety television shows hosted by our radio station disc jockeys that feature music industry news, interviews and videos of songs played on our popular radio stations in those markets.

Capitalize on our complementary radio and television stations to capture a greater share of advertising revenue

We create cross-selling opportunities by offering our advertisers a customized package that allows them to cross-advertise on radio and television, as well as to cross-merchandise through product integration in our programming. This allows us to effectively compete for a significant portion of an advertiser’s Hispanic budget since advertisers have historically spent over 80% of these budgets on radio and television. We believe that we are able to capture a larger share of advertising revenues in our markets because of our ability to cross-sell and cross-promote our radio and television stations.

Develop a diverse local advertiser base

Consistent with our locally targeted programming strategy, our sales strategy is focused on establishing direct relationships with the local advertising community. Local advertising accounted for approximately 84% of our gross advertising revenue in 2004. We believe that local advertisers are more responsive to Hispanic advertising opportunities in our markets. Other advantages of our locally focused sales strategy include:

•	our cash flows have been generally less vulnerable to ratings fluctuations as a result of our strong relationships with our advertisers;

•	our cash flows have been relatively more recession resistant because local advertising has historically been less cyclical than national advertising; and

•	our large and diverse client base has resulted in no single advertiser accounting for more than 5% of our net revenues in 2004.

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

Utilize cost-effective television programming to drive cash flow growth

Our television programming consists of both internally produced and purchased programming which creates a compelling programming line-up for our television stations. Our in-house television production facilities provide us with an efficient cost structure to create programming, such as our popular talk show José Luis Sin Censura, our reality-based programs Buscando Amor and Gana La Verde and our scripted dramas Secretos and Divorcio USA. In addition, we realize programming synergies between our radio and television assets by featuring our radio formats and on-air radio personalities in our television programming. Furthermore, we supplement our internally produced programming with purchased programs, primarily Spanish-language movies, which we obtain from numerous producers in Latin America. As we acquire additional television stations, we are able to further leverage our programming library across a broader base of stations, thereby potentially increasing our profitability.

Acquisition Strategy

Our acquisition strategy focuses on identifying and acquiring selected assets of radio and television stations in the largest, most densely populated and fastest growing U.S. Hispanic markets to build market-leading Hispanic radio and television clusters. Although these stations often do not target the local Hispanic market at the time of acquisition, we believe they can be successfully reformatted to capture this audience. In analyzing our acquisition opportunities, we consider the following criteria for a station:

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

We have built a long-term track record of acquiring and developing underperforming radio and television stations that has enabled us to achieve significant increases in our net revenue over the past decade. Since our founding in 1987, we have developed 16 Spanish-language, start-up radio and television stations by reformatting acquired stations with locally focused programming, providing creative advertising solutions for clients, executing targeted marketing campaigns to develop a local audience and implementing strict cost controls. For example, we entered the Houston market in March 2001 and within two and one-half years, we built the second-highest rated Hispanic radio station group and the second-highest rated Hispanic television station in that market. We believe that our record of successfully executing our acquisition strategy in new Hispanic markets will position us to continue creating top-ranked Hispanic station groups in other Hispanic markets. On January 12, 2004, we entered the Dallas-Fort Worth market with the acquisition of selected assets of KMPX-TV for an aggregate purchase price of approximately $37.6 million (including acquisition costs). In addition, on July 20, 2004, we completed the acquisition of the selected assets of a Dallas-Fort Worth radio station for an aggregate purchase price of approximately $16.1 million (including acquisition costs).

Hispanic Market Opportunity

We believe the Hispanic community represents an attractive market for future growth. In 2003, the U.S. Hispanic population was the largest minority group in the United States and, from 2000 to 2003, it was the fastest growing segment of the U.S. population, growing at approximately seven times the rate of the non-Hispanic U.S. population, as reported by the U.S. Census Bureau. The U.S. Hispanic population grew 9.8% from April 2000 to July 2002, accounting for 50% of all U.S. population growth during this period, and is expected to reach approximately 43.7 million people, or 15% of the total U.S. population, by 2010 according to the U.S. Census Bureau.

In addition, advertisers have begun to direct more advertising dollars towards U.S. Hispanics and, consequently, Spanish-language radio and television advertising has grown at more than twice the rate of total radio and television advertising from 1998 to 2003. Spanish-language advertising rates have been rising faster in recent years when compared to the general media, yet these rates are still lower than those for English-language media. As advertisers continue to recognize the buying power of the U.S. Hispanic population, especially in areas where the concentration of Hispanics is very high and where a growing percentage of the retail purchases are made by Hispanic customers, we expect the gap in advertising rates between Spanish-language and English-language media to narrow. As U.S. Hispanic consumer spending continues to grow relative to overall consumer spending, industry analysts expect that advertising expenditures targeted to Hispanics will increase significantly, eventually closing the gap between the current level of advertising targeted to Hispanic station audiences and the current level of advertising targeted to general market station audiences.

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

Our Markets

The following table sets forth certain demographic information about the markets in which our radio and television stations operate.

Market	Total Population	Hispanic Population	% Hispanic Population	% Hispanic Population of Mexican Descent	Hispanic Population Growth (5)
Los Angeles(1)	16,952,160	7,215,362	43%	81%	51%
Houston(2)	4,429,695	1,445,772	33%	81%	87%
Dallas(3)	5,565,609	1,353,352	24%	87%	158%
San Diego County(4)	2,828,365	821,952	29%	88%	61%
Total U.S. (for comparison)	282,909,885	39,194,837	14%	65%	75%

Source:	American Community Survey Profile 2003 by the U.S. Census Bureau
(1)	Represents the Los Angeles consolidated metropolitan statistical area.
(2)	Represents the Houston consolidated metropolitan statistical area.
(3)	Represents the Dallas-Fort Worth consolidated metropolitan statistical area.
(4)	Represents the San Diego consolidated metropolitan statistical area.
(5)	Represents growth from 1990 to 2003.

Our Radio and Television Stations

The following tables set forth certain information about our radio and television stations and their broadcast markets.

Radio Stations

Market/Station(1)	Market Rank(2)	Hispanic Market Rank(3)	Frequency	Format	Station Audience Share(4)
Los Angeles	2	1
KBUE-FM/KBUA-FM/KEBN-FM(5)			105.5/94.3/94.3	Norteña	3.3
KHJ-AM			930	Ranchera	0.9
KWIZ-FM			96.7	Sonidero, Cumbia	0.5
KVNR-AM(6)			1480	Time Brokered	—

Total					4.7
Houston	11	4
KTJM-FM/KJOJ-FM(7)			98.5/103.3	Norteña	2.5
KQQK-FM/KIOX-FM(8)			107.9/96.9	Spanish Pop	1.2
KQUE-AM			1230	Ranchera	0.8
KEYH-AM/KXGJ-FM(9)			850/101.7	Sonidero, Cumbia	0.4
KSEV-AM(6)			700	Time Brokered	1.3
KJOJ-AM(6)			880	Time Brokered	—

Total					6.2
Dallas-Fort Worth
KNOR-FM (10)	7	6	93.7	Hip Hop	N/A

(1)	Our radio stations are in some instances licensed to communities other than the named principal community for the market.
(2)	Represents rank among U.S. designated market areas by television households. Designated market areas are geographic markets as defined by A.C. Nielsen Company based on historical television viewing patterns and are updated annually.
(3)	Represents rank among U.S. Hispanic markets by Hispanic television households. A ranking of 1, for example, means that Los Angeles has the most Hispanic television households in the United States.
(4)	Represents the average share of listeners, ages 12 and older, listening to our radio stations during a specified period of time from the four most recent Arbitron surveys (Winter 2004, Spring 2004, Summer 2004 and Fall 2004). A 3.3 station audience share means that 3.3% of all radio listeners in the station’s market listen to that station.
(5)	KBUA-FM and KEBN-FM (formerly KMXN-FM) currently simulcast the signal of KBUE-FM in the San Fernando Valley and Orange County, respectively. We have upgraded the signals of KBUA-FM and KEBN-FM from 3kW to 6kW, thereby improving our coverage of the Los Angeles market and enabling us to use the stations for purposes other than to simulcast with KBUE-FM, if we so choose. Applications for approval of these upgrades were granted by the FCC.
(6)	Three of our stations, KVNR-AM, KSEV-AM and KJOJ-AM, are operated by third parties under time brokerage agreements. We receive a monthly fee from the third parties for the air time and the third parties receive revenues from their sale of advertising spots.
(7)	KJOJ-FM simulcasts the signal of KTJM-FM. We expect to upgrade KJOJ-FM’s signal by increasing its antenna height to 1,954 feet from 994 feet. The station’s coverage of the Houston market will improve, which will enable us to use the station for other purposes than to simulcast KTJM-FM, if we so choose. An application for approval of the upgrade is pending at the FCC, but there can be no assurance that the FCC approval of the upgrade will be obtained.
(8)	KIOX-FM simulcasts the signal of KQQK-FM. We will upgrade KIOX-FM’s signal by increasing its antenna height to 1,476 feet from 981 feet, thereby improving our coverage of the Houston market along with its simulcast partner, KQQK-FM. An application for approval of the upgrade has been granted by the FCC.
(9)	KXGJ-FM simulcasts the signal of KEYH-AM. We will upgrade KXGJ-FM’s signal by increasing its antenna height to 1,476 feet from 981 feet, thereby improving our coverage of the Houston market along with its simulcast partner, KEYH-AM, if we so choose. An application for approval of the upgrade has been granted by the FCC.
(10)	We acquired KNOR-FM in July 2004. We are currently broadcasting an English-language hip hop music format on KNOR-FM and as a result, its station audience share does not yet reflect our planned operation of the station. We plan to convert KNOR-FM into one of our Spanish language formats once we have completed construction of a new tower site.

Television Stations

Station	Channel	Market	DMA Rank(1)	Hispanic Market Rank (2)	Number of Hispanic TV Households
KRCA	62	Los Angeles	2	1	1,718,730
KZJL	61	Houston	11	4	454,560
KMPX(3)	29	Dallas-Fort Worth	7	6	388,860
KSDX	29	San Diego	26	13	215,980

Source: Nielsen Media Research, January, 2005

(1)	Represents rank among U.S. designated market areas by television households. Designated market areas are geographic markets as defined by A.C. Nielsen Company based on historical television viewing patterns and are updated annually.
(2)	Represents rank among U.S. Hispanic markets by Hispanic TV households. A ranking of 1, for example, means that Los Angeles has the most Hispanic television households in the United States.
(3)	We are currently moving KMPX-TV to the most common broadcast tower site in Dallas, Texas. KMPX-TV will benefit from an increase in its antenna height to 1,785 feet from 525 feet. This relocation has been approved by the FCC and will improve the station’s coverage of the Dallas-Fort Worth market.

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

The following provides a brief description of our Spanish-language radio station formats:

•	KBUE-FM/KBUA-FM/KEBN-FM (Que Buena) plays contemporary, up-tempo, regional Mexican music that includes Norteña, Banda, Corrido and Ranchera music. The target audience for these stations is adult listeners aged 18 to 34.

•	KHJ-AM (La Ranchera) plays traditional Ranchera, also known as Mariachi music. The target audience for this station is adult listeners aged 25 to 54.

•	KWIZ-FM (Sonido) plays Cumbia and Mexican Salsa music. The target audience for this station is adult listeners aged 18 to 49.

•	KTJM-FM/KJOJ-FM (La Raza) plays contemporary, up-tempo, regional Mexican music, similar to the music played on Que Buena, which includes Norteña, Banda, Corrido and Ranchera music. The target audience for these stations is adult listeners aged 18 to 34.

•	KQUE-AM (Radio Ranchito) plays traditional Ranchera music. The target audience for this station is adult listeners aged 25 to 54.

•	KQQK-FM/KIOX-FM (XO) plays contemporary, up-tempo, Spanish pop music. The target audience for these stations is adult listeners aged 18 to 34.

•	KEYH-AM/KXGJ-FM (Sonido) plays Cumbia and Mexican Salsa music. The target audience for these stations is adult listeners aged 18 to 49.

Our newly acquired Dallas-Fort Worth radio station, KNOR-FM, currently plays an English-language hip hop music format. We plan to convert KNOR-FM into one of our Spanish-language formats once we have completed construction of a new tower site.

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

We seek to maximize our television group’s profitability by broadcasting internally produced Spanish-language programming, marketing commercial time to advertisers and selling infomercial advertising.

Production Facilities

We own Empire Burbank Studios, a fully equipped television production complex next to our corporate offices in Burbank, California. The studio provides us with all of the physical facilities needed to produce our own Spanish-language television programming without the variable expense of renting these services from an outside vendor. We believe this enables us to produce our programming at a very low cost relative to our competitors.

Owning our own production facilities also enables us to control the content of the programs we produce on air. During 2004, we produced the following Spanish-language programs at our Burbank facilities:

•	Noticias 62 En Vivo: two local newscasts airing in Los Angeles and anchored by Emmy Award winner, Jesús Javier, that airs on KRCA-TV every weekday from 12:00 PM to 12:30 PM and from 9:00 PM to 10:00 PM;

•	Los Angeles En Vivo: a local Los Angeles live entertainment variety show hosted by Marco Valdez that airs on KRCA-TV every weekday from 12:30 PM to 1:00 PM;

•	Que Buena TV: a music-oriented variety show centered around the music played by our KBUE-FM, KBUA-FM and KEBN-FM (Que Buena) radio stations that airs on KRCA-TV every weekday from 3:00 PM to 4:00 PM;

•	Divorcio USA: a courtroom series featuring a variety of relationship issues that airs on KRCA-TV from 4:30 PM to 5:00 PM, on KSDX-TV every weekday from 8:00 PM to 8:30 PM and 9:00 PM to 9:30 PM, and on KZJL-TV and KMPX-TV every weekday from 3:30 PM to 4:00 PM;

•	Buscando Amor: a reality-based dating show that airs on KRCA-TV every weekday from 5:00 PM to 6:00 PM, on KSDX-TV every weekday from 7:00 PM to 8:00 PM, and on KZJL-TV and KMPX-TV every weekday from 4:00 PM to 5:00 PM;

•	José Luis Sin Censura: a fast-paced single topic talk show hosted by well-known Spanish television personality José Luis Gonzáles that airs on KRCA-TV every weekday from 11:00 AM to 12:00 PM and 6:00 PM to 7:00 PM, on KSDX-TV every weekday from 12:00 PM to 1:00 PM and 5:00 PM to 6:00 PM, and on KZJL-TV and KMPX-TV every weekday from 10:00 AM to 11:00 AM and 5:00 PM to 6:00 PM;

•	Segunda Cita: the sequel to Buscando Amor that takes participants on their second date and airs on KRCA-TV every weekday from 8:30 PM to 9:00 PM, on KSDX-TV every weekday from 8:30 PM to 9:00 PM, and on KZJL-TV and KMPX-TV every weekday from 9:30 PM to 10:00 PM;

•	Gana La Verde: a reality-based program that challenges six participants to various physical activities that airs on KRCA-TV every weekday from 7:00 PM to 8:00 PM, and on KSDX-TV, KZJL-TV and KMPX-TV every weekday from 6:00 PM to 7:00 PM; and

•	Secretos: a half-hour undercover investigative program that airs on KRCA-TV every weekday from 4:00 PM to 4:30 PM and 8:00 PM to 8:30 PM, on KSDX-TV every weekday from 8:00 PM to 8:30 PM and 9:00 PM to 9:30 PM, and on KZJL-TV and KMPX-TV every weekday from 3:00 PM to 3:30 PM and 7:00 PM to 7:30 PM.

In addition, we produce La Raza TV, a music-oriented variety show centered around Norteña music played by our KTJM-FM/KJOJ-FM (La Raza) radio station, in Houston. The show airs on KZJL-TV and KMPX-TV weekdays from 2:00 PM to 3:00 PM.

We sell three of our shows, El Show de María Laria, José Luis Sin Censura and Buscando Amor, to independent broadcasters outside of our markets which allows us to recoup a portion of the production costs. We also periodically lease space in our Empire Burbank Studios to third parties which offsets a portion of the cost associated with that facility.

We have moved into new studios and production facilities in Houston and Dallas, enabling us to produce local programming. We plan to begin producing additional local programming in the Houston and Dallas markets in 2005.

Sales and Advertising

Most of our net revenues are generated from the sale of local, regional and national advertising for broadcast on our radio and television stations. For the year ended December 31, 2004, approximately 84% of our gross advertising revenues were generated from the sale of local advertising and approximately 16% of our gross advertising revenues were generated from the sale of regional and national advertising. Local sales are made by our sales staff located in Los Angeles, Orange County, Houston, and Dallas. National sales are made by our national sales representative, Spanish Media Rep Team, Inc., an affiliate of our two principal stockholders, in exchange for a commission from us that was based on a percentage of our net revenues from the national advertising sold. We intend to consolidate SMRT’s operations into our operations within the next year on terms we believe will be on an arm’s length basis.

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

On September 22, 2003, two of our competitors, Univision Communications, Inc. and Hispanic Broadcasting Corporation, merged with each other. The combined company has resources substantially greater than ours and is our first competitor to operate both radio and television stations in the Los Angeles, Houston, and Dallas-Fort Worth markets.

Employees

As of December 31, 2004, we had approximately 516 employees, of which approximately 363 were full-time employees. We had approximately 184 full-time employees in television and approximately 179 full-time employees in radio. None of our employees are represented by labor unions, and we have not entered into any collective bargaining agreements. We believe that our relations with our employees are good.

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

Congress and the FCC have had under consideration or reconsideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our television and radio stations, result in the loss of audience share and advertising revenue for our television and radio broadcast stations or affect our ability to acquire additional television and radio broadcast stations or finance such acquisitions. These matters may include:

•	changes to the license authorization and renewal process;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	changes to the FCC’s equal employment opportunity regulations and other matters relating to involvement of minorities and women in the broadcasting industry;

•	proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates;

•	changes regarding enforcement of the FCC’s rules on broadcasting indecent or obscene material, including increases in fines and changes in procedures for revocation of licenses;

•	proposals to require broadcasters to air certain types and quantities of “local” programming;

•	proposals to ban the broadcast of “violent” material;

•	new, expanded obligations regarding children’s television programming on digital television channels;

•	proposals to adopt new public interest obligations on television broadcasters during and after the transition to digital television;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

The FCC has granted its consent to the merger of LBI Holdings I, Inc. into Liberman Broadcasting, Inc., and the anticipated issuance of the Class A common stock offered by Liberman Broadcasting, Inc.

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

The FCC’s ownership rules affect the number, type, and location of broadcast and newspaper properties that we might acquire in the future. The ownership rules now in effect limit the aggregate audience reach of television stations that may be under common ownership, operation and control, or in which a single person or entity may hold office or have more than a specified interest or percentage of voting power, to 39% of the total national audience. FCC rules also place certain limits on common ownership, operation, and control of, or cognizable or “attributable” interests or voting power in:

•	television stations serving the same area (the so-called television “duopoly” rule);

•	radio stations serving the same area;

•	television stations and radio stations serving the same area (the radio/television cross ownership rule); and

•	television and/or radio stations and daily newspapers serving the same area (the newspaper/broadcast cross-ownership ban).

The FCC completed a comprehensive review of its ownership rules in 2003, significantly relaxing restrictions on the common ownership of television stations, radio stations and daily newspapers within the same local market. Many of the new rules have yet to take effect due to legal challenges. New rules that effectively tighten restrictions on local radio ownership, however, are in place. The outcome of litigation and legislative efforts and the ultimate landscape of FCC ownership regulation are in flux and may not be resolved for some time.

Specifically, on June 24, 2004, a three-judge panel of the United States Court of Appeals for the Third Circuit released a split-decision rejecting many of the new rules governing media ownership adopted by the FCC in 2003. While affirming the FCC in certain respects, the Third Circuit found fault with the FCC’s proposed new limits on media combinations, remanded them to the agency for further proceedings, and extended the stay on the effectiveness of the new rules it had imposed in September 2003. As a result, with the exception of certain new regulations governing local radio ownership – which took effect after the agency successfully petitioned the court to lift the stay as it applied to those rules – pre-July 2003 restrictions continue to govern media transactions, pending completion of the agency proceedings on remand and further review by the Third Circuit, or appeals to the United States Supreme Court.

The discussion below reviews the rules currently in effect, the changes contemplated in the FCC’s 2003 decision, and the Third Circuit’s response to the revised ownership regulations that the FCC adopted. These ongoing proceedings, as well as Congressional action, could dramatically change the rules or affect our ability to acquire additional radio and televisions stations. Both the FCC and Congress, however, are currently considering proposals that would expand the low-power FM service.

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

The Third Circuit upheld the FCC’s decision to retain a prohibition of common ownership of more than one top four-ranked station in a given market. The Court remanded for further consideration, however, the other numerical limits applicable to same-market TV combinations.

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

In contrast to the other local media ownership rules, the FCC did not attempt to significantly relax its radio rules in 2003. The agency decided to retain these numerical caps, which were set by Congress in the 1996 Act. The FCC did adjust certain aspects of the radio rules, however, by adopting a new definition of a “radio market,” deciding to take noncommercial radio stations into account in its determination of market size and limiting the transferability of existing radio clusters that would not comply with the new regulations. The Third Circuit upheld these changes and, upon FCC request, in September 2004 lifted its stay as applied to these rules. However, the Court of Appeals remanded the agency’s decision to retain the numerical caps, and that aspect of the FCC’s decision remains under review.

As a result, the rule that changes the way in which a radio “market” is defined is now in effect. This rule defines local radio markets using a geographic market approach assigned by Arbitron rather than a signal contour method. The new local radio ownership rule also includes both commercial and noncommercial stations in counting the number of stations in a given radio market. Because of the change in market definition, our Houston radio cluster does not comply with the new rules, but the “grandfathering” provisions of the FCC’s new rules permit us to retain it. We may not, however, be able to sell the entire cluster to a single party in the future. In addition, the radio market definition under the new rules could limit the number of additional radio stations that we can acquire.

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

Although the Third Circuit determined that the FCC’s decision to eliminate its outright ban on newspaper/broadcast cross-ownership was justified, the Court also found that the new cross-media limits were based on irrational assumptions and inconsistencies. The cross-media limits, consequently, were remanded to the FCC for further consideration.

National TV Ownership Limit

In its 2003 decision, the FCC modified the national TV ownership cap – the percentage of U.S. households that a single owner can reach through common owned television stations – from 35% to 45% of the national audience. In that same decision, the FCC decided to retain the 50% “discount” that it currently grants to ultra-high frequency (“UHF”) stations, finding that the discount continues to be necessary to promote competition. While the legal proceedings surrounding the FCC’s new ownership rules were ongoing, legislation was enacted that required the FCC to raise the national television ownership cap to 39%. The Third Circuit consequently ruled that challenges to the national television ownership cap are now moot, and the 39% cap is the current law.

The court also declared that the legislative action mooted questions about the UHF discount, which had been challenged by several parties. The Third Circuit concluded that the FCC could consider changes to the discount in a separate rulemaking proceeding.

The FCC’s current rules prohibit a single entity from reaching more than 35% of nationwide television households. Legislation was recently enacted that requires the FCC to raise that cap to 39%. The rules provide for a so-called “UHF discount,” a 50% “discount” that the FCC grants to UHF stations in calculating an entity’s national audience reach.

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

The FCC requires that licensees must not discriminate in hiring practices. In light of a 2001 court ruling that vacated FCC requirements that licensees follow certain specific practices with respect to minority hiring, the FCC has adopted employment-related rules that require licensees to engage in certain recruiting and “outreach” efforts, among other things, and to make several new filings to the FCC. In late 2004, the FCC began monitoring broadcasters’ compliance with equal employment requirements through random audits and targeted investigations.

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

The Satellite Home Viewer Improvement Act of 1999, which has been extended through December 31, 2009, allows satellite carriers to deliver “distant” broadcast programming to subscribers who are unable to obtain television network programming over the air from local television stations. It also allows satellite carriers to provide subscribers with “local-into-local” programming, but imposes a requirement analogous to the Cable Act’s “must carry” rules: Any satellite company that has chosen to provide local-into-local service must provide subscribers with all of the local broadcast television signals that are assigned to the market and where television licensees ask to be carried on the satellite system. We have taken advantage of this law to secure carriage of our full-service stations in those markets where the satellite operators have implemented local-into-local service.

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

Stations may enter into cooperative arrangements known as joint sales agreements. Under the typical joint sales agreement, a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately owned and licensed station in the same market. It also involves the provision by the selling party of certain sales, accounting and services to the station whose advertising is being sold. Unlike a time brokerage agreement, the typical joint sales agreement does not involve programming. The Third Circuit, however, upheld the FCC’s 2003 decision to make radio joint sales agreements attributable for multiple ownership purposes, and the new rule took effect in September 2004. The FCC has also initiated a rulemaking proceeding to consider whether television joint sales agreements should be attributable for purposes of its media ownership rules.

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

The FCC has established service rules and adopted a table of allotments for digital television. Under the table, certain eligible broadcasters with a full-service television station are allocated a separate channel for digital television operation. When the transition to digital television is complete, stations will be required to operate as single digital channel and to surrender any other channel on which they previously operated in a non-digital mode. Stations may be required to surrender the extra channel by the end of 2006, except that the deadline may be extended until digital television receivers reach an 85% market penetration.

Under the FCC’s digital television rules, stations are allowed to initially satisfy the obligation to begin broadcasting a digital television signal by broadcasting a signal that serves, at least, each full-service television station’s applicable community of license, rather than to broadcast at full authorized power. These rules have permitted us to operate our digital television facilities in Los Angeles, Houston and Dallas at lower power pursuant to special temporary authority from the FCC. We began broadcasting with a digital signal on KRCA-TV and KZJL-TV in November 2002 and August 2003, respectively, and KMPX-TV, which we acquired in January 2004, has been operating with a digital signal since July 2003.

The FCC has adopted timetables that require stations to select their post-transition digital channels during 2005 and 2006. In addition, the FCC has set deadlines for certain stations to increase their digital facilities to operate at full authorized power. Equipment and other costs are associated with these requirements.

We have developed a plan for complying with the FCC’s continuing digital television requirements. During 2005 and 2006, we will elect the currently-allotted digital channels for KZJL-TV and KMPX-TV as their permanent post-transition digital channels. In the case of KRCA-TV, we will need to change the frequency on which our digital station operates. By July 1, 2006, we must complete construction of digital facilities for KZJL-TV and KMPX-TV at full authorized power. In the case of KRCA, we will continue to operate the existing reduced-power facilities until the end of 2006, when we may be required to complete construction of full-power digital facilities on the post-transition KRCA-TV digital channel, except that this deadline may be extended until digital television receivers reach an 85% market penetration.

Equipment and other costs associated with the transition to digital television, including the necessity of temporary dual-mode operations, the relocation of stations from one channel to another, and the buildout of full-power digital facilities, will impose some near-term financial costs on television stations providing the services. The potential also exists for new sources of revenue to be derived from digital television. We cannot predict the overall effect the transition to digital television might have on our business.

Digital Radio Services

The FCC has recently adopted rules authorizing the implementation of terrestrial digital audio broadcasting technology, including In-Band On-ChannelTM technology for FM radio stations. Digital audio broadcasting’s advantages over traditional analog broadcasting technology include improved sound quality and the ability to offer a greater variety of auxiliary services. In-Band On-ChannelTM technology permits FM stations to transmit radio programming in both analog and digital formats, or in digital only formats, using the bandwidth that the radio station is currently licensed to use. It is unclear what effect those regulations will have on our business or the operations of our radio stations.

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

ITEM 2. PROPERTIES

The types of properties required to support our radio and television stations include offices, studios and transmitter and antenna sites. Through our wholly owned subsidiary, we own studio and office space at 1845 West Empire Avenue, Burbank, California 91504. This property is subject to a mortgage in favor of Jefferson Pilot Financial, with whom one of our indirect subsidiaries has entered into a loan agreement. See “Description of Other Indebtedness—Empire Burbank Loan.” We also own studio and office space at 1813 Victory Place, Burbank, California 91504. In addition, we own offices, studio and production facilities in Houston and Dallas, Texas for our operations there. We own a number of our transmitter and antenna sites and lease or license the remainder from third parties. We generally select our tower and antenna sites to provide maximum market coverage. In general, we do not anticipate difficulties in renewing these site leases. No single facility is material to us, and we believe our facilities are generally in good condition and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in litigation incidental to the conduct of our business, but we are not currently a party to any material lawsuit or proceeding against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the last quarter of our fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is currently no established public trading market for the common stock of LBI Media, Inc. LBI Media, Inc. is a wholly owned subsidiary of LBI Media Holdings, Inc. LBI Media Holdings, Inc. is a wholly owned subsidiary of LBI Holdings I, Inc. Jose and Lenard Liberman each own 50% of the outstanding stock (100 shares of common stock each) of LBI Holdings I, Inc. Liberman Broadcasting, Inc., a Delaware corporation, has filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for registration of its Class A common stock. Before the anticipated offering of its Class A common stock, Liberman Broadcasting, Inc. will merge with our current indirect parent, LBI Holdings I, Inc., which will reincorporate our indirect parent from a California corporation to a Delaware corporation.

LBI Media has not sold or reacquired any of its equity securities for the three years ended December 31, 2004, other than in connection with internal restructurings in which no proceeds were received. LBI Media paid dividends to its parent of $767,997 and $183 for each of the years ended December 31, 2003 and 2004, respectively. LBI Media’s senior credit facility and the indenture governing its senior subordinated notes impose restrictions on the payment of cash dividends or payments on account of or on redemption, retirement or purchase of its common stock or other distributions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

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

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated Statement of Operations Data:
Net revenues:
Radio	$28,709	$31,585	$39,311	$45,631	$44,780
Television	21,843	28,072	31,685	38,406	46,655

Total net revenues	50,552	59,657	70,996	84,037	91,435
Operating expenses (exclusive of noncash employee compensation, depreciation and amortization, impairment of broadcast license and offering costs shown below)	22,550	26,744	33,782	41,347	47,081
Noncash employee compensation	1,240	1,398	3,642	2,226	2,924
Depreciation and amortization	4,637	8,673	3,131	3,510	5,125
Impairment of broadcast license	—	—	1,750	—	—
Offering costs (1)	—	—	—	—	1,450

Total operating expenses	28,427	36,815	42,305	47,083	56,580

Operating income	22,125	22,842	28,691	36,954	34,855
Interest expense, net	(6,597)	(20,972)	(28,058)	(20,162)	(21,030)
(Loss) gain on sale of property and equipment	—	—	(388)	(4)	2

Income before income taxes and cumulative effect of accounting change	15,528	1,870	245	16,788	13,827
Income tax expense	(74)	(81)	(42)	(59)	(874)

Income before cumulative effect of accounting change	15,454	1,789	203	16,729	12,953
Cumulative effect of accounting change	—	—	(8,106)	—	—

Net income (loss)	$15,454	$1,789	$(7,903)	$16,729	$12,953

Other Data:
Adjusted EBITDA (2)	$28,002	$32,913	$37,214	$42,690	$44,354
Cash interest expense (3)	6,162	11,877	15,613	20,480	19,979
Cash flows provided by operating activities	20,393	14,343	18,147	21,050	23,518
Cash flows used in investing activities	(13,507)	(108,677)	(37,419)	(51,392)	(62,441)
Cash flows (used in) provided by financing activities	(11,017)	94,980	19,537	35,615	37,994
Balance Sheet Data:
Cash and cash equivalents	$486	$1,131	$1,397	$6,670	$5,742
Working capital (deficit)	(7,069)	(4,902)	4,355	11,361	10,794
Broadcast licenses, net	89,797	181,294	198,323	239,405	288,810

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data (continued)
Total assets	$140,245	$248,400	$273,967	$330,970	$388,356
Total debt (4)	76,960	218,768	242,830	241,029	282,019
Total stockholder’s equity	59,176	22,540	14,443	69,261	82,802

(1)	On February 12, 2004, Liberman Broadcasting, Inc., a Delaware corporation, filed a registration statement on Form S-1 with the Securities and Exchange Commission for the proposed initial public offering of its Class A Common Stock. The offering has been postponed for more than 90 days and, as a result, approximately $1.5 million of costs initially deferred in connection with the registration process have been written-off for the year ended December 31, 2004. The offering costs were expensed by the Company, because we advanced the funds used by Liberman Broadcasting, Inc. to pay the offering costs and a portion of the net proceeds from the offering were to be used to repay borrowings under our senior credit facility.
(2)	We define Adjusted EBITDA as net income (loss) plus cumulative effect of accounting change, income tax expense, (loss) gain on sale of property and equipment, net interest expense, impairment of broadcast license, depreciation and amortization, noncash employee compensation and offering costs. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of noncash items. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income and net income (loss). In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “Management’s Discussion and Analysis of Finance Condition and Results of Operations—Non-GAAP Financial Measure.”

The table set forth below reconciles net cash provided by operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Net cash provided by operating activities	$20,393	$14,343	$18,147	$21,050	$23,518
Add:
Gain on sale of investments	—	—	53	—	47
Income tax expense	74	81	42	59	874
Interest expense, net	6,597	20,972	28,058	20,162	21,030
Less:
Amortization of deferred financing costs	(304)	(3,551)	(6,845)	(556)	(690)
Provision for doubtful accounts	(96)	(170)	(862)	(1,066)	(955)
Changes in operating assets and liabilities:
Accounts receivable	2,142	1,901	3,701	4,804	794
Program rights	102	(314)	317	(52)	(324)
Amounts due from related parties	(487)	456	(88)	(396)	371
Prepaid expenses and other current assets	(71)	656	101	(114)	127
Employee advances	11	124	511	31	98
Accounts payable and accrued expenses	(446)	133	5	(2,262)	272
Accrued interest	(61)	(1,656)	(5,746)	663	(433)
Program rights payable	209	56	(58)	(11)	36
Amounts due to related parties	(61)	15	(34)	(56)	189
Deferred state income tax payable	—	(133)	(31)	28	(530)
Other assets and liabilities	—	—	(57)	406	(69)

Adjusted EBITDA	$28,002	$32,913	$37,214	$42,690	$44,354

(3)	Represents cash paid for interest. Does not include accrued but unpaid interest expense.
(4)	Total debt does not include the 11% senior discount notes issued by our parent, LBI Media Holdings, Inc. and the 9% subordinated notes issued by our indirect parent, Liberman Broadcasting. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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

Overview

We own and operate radio and television stations in Los Angeles, California, Houston, Texas and Dallas, Texas and a television station in San Diego, California. Our radio stations consist of four FM and two AM stations serving Los Angeles, California and its surrounding area, five FM and four AM stations serving Houston, Texas and its surrounding areas, and one FM station serving Dallas-Fort Worth, Texas and its surrounding areas. In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we primarily use to produce our core programming for all of our television stations, and we have television production facilities in Houston and Dallas-Fort Worth that will allow us to produce local programming for those markets.

We operate in two reportable segments, radio and television. We generate revenue from sales of local, regional and national advertising time on our radio and television stations, the sale of time on a contractual basis to brokered or infomercial customers on our radio and television stations, and, to the extent available, the leasing of space in our production facilities to outside entertainment companies. Advertising rates are, in large part, based on each station’s ability to attract audiences in demographic groups targeted by advertisers. Our stations compete for audiences and advertising revenue directly with other Spanish-language radio and television stations and we generally do not obtain long-term commitments from our advertisers. As a result, our management team focuses on creating a diverse advertiser base, producing cost-effective, locally focused programming, providing creative advertising solutions for clients, executing targeted marketing campaigns to develop a local audience and implementing strict cost controls. We recognize revenues when the commercials are broadcast or the brokered time is made available to the customer. We incur commissions from agencies on local, regional and national advertising, and our net revenue reflects deductions from gross revenue for commissions to these agencies.

Our primary expenses are employee compensation, including commissions paid to our sales staff, promotion, selling, programming and engineering expenses, commissions paid to our national representative firm, SMRT, and general and administrative expenses and interest expense. Our programming expenses for television consist of costs related to the production of original programming content, production of local newscasts and the acquisition of programming content from other sources. Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay interest on our debt. We may need to pursue one or more alternative strategies in the future to meet our debt obligations, such as selling assets, refinancing or restructuring our indebtedness or selling equity securities. If Liberman Broadcasting completes its initial public offering, we expect some of the proceeds will be contributed to us for repayment of our outstanding debt.

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

On April 22, 2003, we completed our acquisition of the selected assets of radio station KEYH-AM, licensed to Houston, Texas, for an aggregate purchase price of approximately $6.5 million (including acquisition costs) and have significantly changed the format, customer base, revenue stream and employee base of this station.

On May 15, 2003, we completed our acquisition of the selected assets of KMXN-FM, licensed to Garden Grove, California, for an aggregate purchase price of approximately $35.6 million (including acquisition costs) and subsequently changed the station’s call letters to KEBN-FM. We have significantly changed the format, customer base, revenue stream and employee base of this station.

On January 12, 2004, we completed our acquisition of the selected assets of KMPX-TV, licensed to Decatur-Texas, for an aggregate purchase price of approximately $37.6 million (including acquisition costs) and have significantly changed the format, customer base, revenue stream and employee base of this station.

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

Liberman Broadcasting, Inc., a Delaware corporation, currently has filed with the Securities and Exchange Commission a registration statement on Form S-1 (File No. 333-112773) for the initial public offering of its Class A common stock. Immediately before the anticipated offering, Liberman Broadcasting, Inc. will merge with our indirect parent, LBI Holdings, I, Inc., a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate our indirect parent into a Delaware corporation. In this annual report, “Liberman Broadcasting” refers to LBI Holdings I, Inc. before the merger and Liberman Broadcasting, Inc. after the merger, each on an unconsolidated basis. Notwithstanding the foregoing, we can provide no assurance that the anticipated initial public offering will be consummated in the near future, or at all.

If Liberman Broadcasting completes its anticipated initial public offering, it will no longer qualify as an S Corporation, and none of its subsidiaries, including us, will qualify as subchapter S subsidiaries. Thus, Liberman Broadcasting will be taxed at regular corporate rates after its offering. Although Liberman Broadcasting may have less cash available as a result of losing its S corporation status, it will have access to new financial markets as a result of the offering, which we expect will provide Liberman Broadcasting with additional financing options.

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Net revenues:
Radio	$39,311	$45,631	$44,780
Television	31,685	38,406	46,655

Total	$70,996	$84,037	$91,435

Total operating expenses before noncash employee compensation, depreciation, and impairment of broadcast license:
Radio	$18,624	$21,723	$21,595
Television	15,158	19,624	25,486

Total	$33,782	$41,347	$47,081

Noncash employee compensation:
Radio	$3,642	$2,226	$2,924
Television	—	—	—

Total	$3,642	$2,226	$2,924

Depreciation:
Radio	$1,421	$1,411	$2,123
Television	1,710	2,099	3,002

Total	$3,131	$3,510	$5,125

Impairment of broadcast license:
Radio	$—	$—	$—
Television	1,750	—	—

Total	$1,750	$—	$—

Offering expenses:
Radio	$—	$—	$710
Television	—	—	740

Total	$—	$—	$1,450

Operating income:
Radio	$15,624	$20,271	$17,427
Television	13,067	16,683	17,427

Total	$28,691	$36,954	$34,854

Adjusted EBITDA (1):
Radio	$20,687	$23,908	$23,185
Television	16,527	18,782	21,169

Total	$37,214	$42,690	$44,354

Total assets:
Radio	$133,314	$173,949	$191,396
Television	125,100	131,074	170,628
Corporate	15,553	25,947	26,332

Total	$273,967	$330,970	$388,356

(1)	We define Adjusted EBITDA as net income (loss) plus cumulative effect of accounting change, income tax expense, (loss) gain on sale of property and equipment, net interest expense, impairment of broadcast license, depreciation and amortization, noncash employee compensation and offering costs. See footnote (2) under Item 6. Selected Financial Data for a reconciliation of Adjusted EBITDA to net cash provided by operating activities.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Revenues. Net revenues increased by $7.4 million, or 8.8%, to $91.4 million for the year ended December 31, 2004, from $84.0 million in 2003. This increase was primarily attributable to revenue growth from our television segment, including additional revenue from our station in the Dallas-Fort Worth market, KMPX-TV, acquired in January 2004. The increase in revenues from our television segment was offset by a modest decline in revenues from our radio division, primarily resulting from lower national advertising time sold and strong results posted during 2003, when revenue growth from our radio segment was 16.1%.

Net revenues for our radio segment decreased by $0.8 million, or 1.9%, to $44.8 million for the year ended December 31, 2004, from $45.6 million in 2003. This decline was primarily attributable to (i) lower national advertising revenue resulting from a decrease in advertising time sold to national advertisers and (ii) strong results posted during 2003, when revenue growth was 16.1%.

Net revenues for our television segment increased by $8.2 million, or 21.5%, to $46.6 million for the year ended December 31, 2004, from $38.4 million in 2003. This increase was attributable to revenue growth in our California and Texas markets, resulting from improved programming ratings, which has enabled us to raise advertising rates and increase advertising time sold. In addition, the growth in revenue from our television segment benefited from incremental revenues from our new Dallas-Fort Worth station, KMPX-TV, acquired in January 2004.

The overall increase in net revenues for our television segment was offset in part by a $1.2 million decline in revenues from the leasing of our television production facility, Empire Burbank Studios, Inc. This resulted from an increase in the use of the facility for the production of in-house programming, thereby reducing available leasing space. We expect to continue using space in our production facility primarily to produce our internal programs and therefore expect future leasing revenues to be minimal. As a result, we believe that in order to provide a comparable basis for evaluating our results for the year ended December 31, 2004, compared to the same period in 2003, it is necessary to exclude net revenues generated from leasing this facility. Below is a reconciliation of net revenues for our television segment, prepared and presented in accordance with U.S. generally accepted accounting principles, to net revenues excluding leasing revenues from our production facility:

	Year ended December 31,
	2003	2004
	(in thousands)
Net revenues for television segment	$38,406	$46,655
Less: Television production facility leasing revenues	(1,332)	(122)

Net revenues for television segment excluding production facility leasing revenues	$37,074	$46,533

We currently anticipate net revenue growth for 2005 from both our radio and television segments due to increased advertising time sold and increased advertising rates. Our programming, focused sales strategy and the expected continued demand for Spanish-language advertising should continue to increase our advertising time sold and advertising rates in 2005 for both segments.

Total operating expenses. Total operating expenses increased by $9.5 million, or 20.2%, to $56.6 million for the year ended December 31, 2004 from $47.1 million in 2003. This increase was due to:

(1)	a $3.4 million increase in program and technical expenses related to (a) additional production of in-house television programs, (b) incremental expenses related to our television station in the Dallas-Fort Worth market, which began operations in January 2004 and (c) higher music license and ratings service fees,

(2)

a $2.6 million increase in selling, general and administrative expenses due to (a) higher sales salaries, commissions and other selling expenses, reflecting net revenue growth in our television segment, (b)

additional expenses related to the operation of our recently acquired television station, KMPX-TV, in January 2004 and (c) moderate increases in other general and administrative expenses associated with our revenue growth,

(3)	a $1.6 million increase in depreciation expense, primarily due to (a) incremental expenses related to the acquisition of selected assets of KMPX-TV in January 2004, (b) the completion of our corporate office and television production facility in Houston during the first quarter of 2004 and (c) increased capital expenditures for our existing properties during 2004,

(4)	a $0.7 million increase in noncash employee compensation. Our deferred compensation liability can increase in future periods based on changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our indirect parent, Liberman Broadcasting, and

(5)	$1.5 million of costs associated with our anticipated initial public offering.

The increases in expenses described above were offset by a $0.2 million decline in promotional expenses, resulting from a decrease in television promotional activity in our Los Angeles and Houston markets.

We believe that our total operating expenses will continue to increase in 2005 due to increased programming costs for our television segment, increased sales commissions and administrative expenses associated with our anticipated net revenue growth, and increased expenses associated with our Dallas-Fort Worth television station, KMPX-TV, acquired in January 2004. Our television programming expenses will likely continue to increase in 2005 due to additional in-house programming. Continued growth in expenses may also occur as a result of the acquisition of radio and television assets that we may complete. We anticipate that the growth rate of our 2005 total operating expenses, excluding noncash employee compensation, will be lower than the growth rate of our 2005 net revenue. This expectation could be negatively impacted by the number and size of additional radio and television assets that we may acquire, if any, and expenses related to our indirect parent being a publicly traded company if the proposed initial public offering of its Class A common stock is completed in 2005.

Total operating expenses for our radio segment increased by $2.0 million, or 7.9%, to $27.3 million for the year ended December 31, 2004, from $25.4 million in 2003. This increase was primarily the result of:

(1)	a $0.6 million increase in program and technical expenses, primarily due to (a) an increase in programming compensation and (b) higher music license and ratings service fees,

(2)	a $0.7 million increase in depreciation expense, primarily resulting from (a) the completion of our Houston corporate office and production facility in the first quarter of 2004 and (b) additional capital expenditures for our existing stations in 2004,

(3)	a $0.7 million increase in noncash employee compensation, and

(4)	$0.7 million of costs associated with our anticipated initial public offering.

The increases in expenses described above were offset by a (i) $0.5 million decline in selling, general and administrative expenses, resulting from the absence of local marketing agreement fees for the year ended December 31, 2004, and (ii) a $0.3 million decrease in promotional expenses.

Total operating expenses for our television segment increased by $7.5 million, or 34.5%, to $29.2 million for the year ended December 31, 2004, from $21.7 million in 2003. This increase was primarily the result of:

(1)	a $2.9 million increase in program and technical expenses related to (a) the additional production of in-house programming, (b) the incremental costs associated with our newly acquired television station in the Dallas-Fort Worth market, and (c) higher music license and ratings service fees,

(2)	a $3.0 million increase in selling, general and administrative expenses related to (a) higher sales salaries and commissions associated with our growth in net revenue, (b) incremental costs associated with our Dallas-Fort Worth television station acquired in January 2004 and (c) general expense increases associated with revenue growth,

(3)	a $0.9 million increase in depreciation expense, primarily resulting from (a) the completion of our corporate office and television production facility during the first quarter of 2004 and (b) incremental expenses relating to the additional property and equipment acquired with our most recent asset acquisitions in 2004, and

(4)	$0.7 million of costs associated with our anticipated initial public offering.

For the years ended December 31, 2004 and 2003, total operating expenses for our television segment include $0.1 million and $0.4 million, respectively, in expenses relating to the leasing of our television production facility, Empire Burbank Studios. During 2003, we began using space in this facility for the production of in-house programming, thereby reducing available leasing space. We expect to continue using space in our production facility primarily to produce our internal programs and therefore expect future leasing expenses to be minimal. As a result, we believe that in order to provide a comparable basis for evaluating our results for the year ended December 31, 2004, compared to the same period in 2003, it is necessary to exclude expenses related to the leasing of this facility. Below is a reconciliation of total operating expenses for our television segment, prepared and presented in accordance with U.S. generally accepted accounting principles, to total operating expenses excluding our production facility leasing expenses:

	Year ended December 31,
	2003	2004
	(in thousands)
Television segment operating expenses	$21,723	$29,228
Less: Television production facility leasing expenses	(377)	(43)

Television segment operating expenses excluding production facility leasing expenses	$21,346	$29,185

Interest expense, net. Interest expense, net increased by $0.8 million, or 3.9%, to $21.0 million for the year ended December 31, 2004, from $20.2 million in 2003. This change is primarily attributable to additional borrowings under our senior credit facility in 2004 to complete the KMPX-TV and KNOR-FM asset acquisitions in January 2004 and July 2004, respectively.

Upon completion of Liberman Broadcasting’s anticipated initial public offering, we plan to use the proceeds contributed to us from our indirect parent to redeem a portion of our outstanding indebtedness. Consequently, excluding one-time charges, we expect our interest expense to decrease in 2005 if the anticipated initial public offering is completed in 2005. However, if we acquire additional radio or television station assets, we may need to incur additional debt, which would result in an increase in our interest expense.

Net income. We recognized net income of $13.0 million for the year ended December 31, 2004, as compared to $16.7 million in 2003, a decrease of $3.7 million. This change was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased by $1.7 million, or 4.0%, to $44.4 million for the year ended December 31, 2004, from $42.7 million in 2003. This increase was primarily attributable to net revenue growth from our existing television stations in the California and Texas markets, and the addition of our television station in the Dallas-Fort Worth market, offset by a decline in net revenues from our radio segment and moderate increases in total operating expenses before noncash employee compensation, depreciation and offering costs.

Adjusted EBITDA for our radio segment decreased by $0.7 million, or 2.9%, to $23.2 million for the year ended December 31, 2004, from $23.9 million for the same period in 2003. The decrease was primarily the result of lower national advertising revenue during 2004, resulting from (i) a decrease in advertising time sold to national advertisers and (ii) strong results posted during the year ended December 31, 2004, when revenue growth was 16.1%.

Adjusted EBITDA for our television segment increased by $2.4 million, or 12.7%, to $21.2 million for the year ended December 31, 2004, from $18.8 million for the same period in 2003. The increase was primarily the result of our television revenue growth in our California and Texas markets, resulting from our improved programming ratings and the addition of KMPX-TV in January 2004, offset by moderate increases in total operating expenses before noncash employee compensation and depreciation.

For the year ended December 31, 2004 and 2003, Adjusted EBITDA for our television segment includes $0.1 million and $1.0 million, respectively, in Adjusted EBITDA relating to the leasing of our television production facility, Empire Burbank Studios. During 2003, we began using space in this facility for the production of in-house programming, thereby reducing available leasing space. As a result, we believe that in order to provide a comparable basis for evaluating our results for the year ended December 31, 2004, compared to the same period in 2003, it is necessary to exclude Adjusted EBITDA related to the leasing of this facility. Below is a reconciliation of operating income for our television segment, prepared and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA excluding the leasing of our production facility:

	Year Ended Dec. 31,
	2003	2004
Television segment operating income	$16,683	$17,427
Depreciation	2,099	3,002
Noncash employee compensation	—	—
Offering costs	—	740
Television segment Adjusted EBITDA related to the leasing of production facility	(955)	(79)

Television segment Adjusted EBITDA excluding Adjusted EBITDA related to the leasing of the production facility	$17,827	$21,090

For a reconciliation of Adjusted EBITDA to net cash provided by operating activities, see footnote (1) under Item 6. “Selected Financial Data.”

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Revenues. Net revenues increased by $13.0 million, or 18.4%, to $84.0 million for the year ended December 31, 2003, from $71.0 million in 2002. Revenue growth from our radio and television segments in the California and Texas markets accounted for our overall net revenue increase. The revenue growth in both operating segments can be attributed to increased advertising time sold and higher advertising rates. These factors are the direct result of (i) our programming, (ii) our customer retention, (iii) our growing new advertiser base, and (iv) a favorable Spanish-language advertising environment.

Net revenues of our radio segment increased by $6.3 million, or 16.1%, to $45.6 million for the year ended December 31, 2003, from $39.3 million in 2002. This increase was attributable to revenue growth in our California and Texas markets, primarily reflecting the factors noted above and a full year of operations for two of our radio stations in Houston, which we began operating in May 2002.

Net revenues for our television segment increased by $6.7 million, or 21.2%, to $38.4 million for the year ended December 31, 2003, from $31.7 million in 2002. This increase was attributable to revenue growth in our California and Texas markets, as we continue to experience growth as a result of our internally produced programming offering and increased awareness of our stations among advertisers in these markets.

The overall increase in net revenues for our television segment was offset in part by a $0.6 million decline in revenues from the leasing of our television production facility, Empire Burbank Studios, Inc. This resulted from an increase in the use of the facility for the production of in-house programming, thereby reducing available leasing space. As a result, we believe that in order to provide a comparable basis for evaluating our results for the year ended December 31, 2003, compared to the same period in 2002, it is necessary to exclude net revenues generated from leasing this facility. Below is a reconciliation of net revenues for our television segment, prepared and presented in accordance with U.S. generally accepted accounting principles, to net revenues excluding leasing revenues from our production facility:

	Year ended December 31,
	2002	2003
	(in thousands)
Net revenues for television segment	$31,685	$38,406
Less: Television production facility leasing revenues	(1,963)	(1,332)

Net revenues for television segment excluding production facility leasing revenues	$29,722	$37,074

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

(3)	a $4.3 million increase in selling, general and administrative expenses related to (a) higher sales commissions, reflecting our net revenue growth, (b) additional expenses related to a full year of operations for our four most recent asset acquisitions, and (c) moderate increases in other general and administrative expenses associated with our growth. Non-recurring legal fees decreased by $0.4 million compared to 2002 due to the settlement of a lawsuit in 2002.

The overall increase in operating expenses was also attributable to a $0.4 million increase in depreciation expense, primarily due to an increase in capital expenditures during 2003. However, these increases were offset in part by a $1.8 million decrease in broadcast license impairment charges and a $1.4 million decrease in noncash employee compensation as compared to 2002. Our deferred compensation liability decreased in 2003 compared to 2002, but could increase in future periods due to changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and could increase or decrease in future periods based on changes in the net equity value of our indirect parent, Liberman Broadcasting.

Total operating expenses for our radio segment increased by $1.7 million, or 7.1%, to $25.4 million for the year ended December 31, 2003, from $23.7 million in 2002. This increase was primarily the result of a $3.1 million increase due to:

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

Total operating expenses for our television segment increased by $3.1 million, or 16.7%, to $21.7 million for the year ended December 31, 2003, from $18.6 million, for the same period in 2002. This increase was primarily the result of a $4.4 million increase due to:

(1)	a $2.0 million increase in program and technical expenses related to (a) additional production of in-house programming and (b) general cost increases associated with overall company growth,

(2)	a $0.2 million increase in promotional expenses, primarily due to increased promotional activity in the Los Angeles and Houston markets, and

(3)	a $2.2 million increase in selling, general and administrative expenses related to (a) higher sales commissions associated with our growth in net revenue and (b) general expense increases associated with revenue growth.

The increase in total operating expenses for our television segment was also the result of a $0.4 million increase in depreciation expense; however, the overall change was offset by a $1.8 million decrease in broadcast license impairment charges. During the year ended December 31, 2002, we recorded this $1.8 million noncash impairment charge to reduce the carrying value of one of our television broadcast licenses. No such charge was recorded in 2003.

For the year ended December 31, 2003 and 2002, total operating expenses for our television segment include $0.4 million and $0.5 million, respectively, in expenses relating to the leasing of our television production facility, Empire Burbank Studios. During 2003, we began using space in this facility for the production of in-house programming, thereby reducing available leasing space. As a result, we believe that in order to provide a comparable basis for evaluating our results for the year ended December 31, 2003, compared to the same period in 2002, it is necessary to exclude expenses related to the leasing of this facility. Below is a reconciliation of total operating expenses for our television segment, prepared and presented in accordance with U.S. generally accepted accounting principles, to total operating expenses excluding our production facility leasing expenses:

	Year ended December 31,
	2002	2003
	(in thousands)
Television segment operating expenses	$18,618	$21,723
Less: Television production facility leasing expenses	(529)	(377)

Television segment operating expenses excluding production facility leasing expenses	$18,089	$21,346

Interest expense, net. Interest expense, net decreased by $7.8 million, or 27.8%, to $20.2 million for the year ended December 31, 2003, from $28.0 million in 2002. This change was primarily due to the refinancing of our former senior credit facility and senior notes in July 2002, which resulted in the expensing of approximately $8.6 million in deferred financing costs and early redemption fees in 2002. The decrease in interest expense in 2003 was offset in part by an increase in interest expense resulting from a higher average debt balance during 2003, as compared to the year ended December 31, 2002. In 2003, we used available cash and incurred additional indebtedness under our senior credit facility to finance approximately $39.2 million in asset acquisitions.

Net income (loss). We recognized net income of $16.7 million for the year ended December 31, 2003, as compared to a net loss of $7.9 million for the same period of 2002, a change of $24.6 million. This change was the result of the factors noted above and the absence in 2003 of the $8.1 million non-cash impairment charge taken in 2002 as a result of our adoption of SFAS 142 in the first quarter of 2002, to reduce the carrying value of certain broadcast licenses. This charge is reflected as a cumulative effect of accounting change in our consolidated statement of operations for the year ended December 31, 2002.

Adjusted EBITDA. Adjusted EBITDA increased by $5.5 million, or 14.7%, to $42.7 million for the year ended December 31, 2003, from $37.2 million in 2002. This increase was primarily attributable to net revenue growth in all of our radio and television markets, along with moderate increases in operating expenses, excluding depreciation and noncash employee compensation.

Adjusted EBITDA for our radio segment increased by $3.2 million, or 15.6%, to $23.9 million for the year ended December 31, 2003, from $20.7 million in 2002. The increase was primarily the result of increased advertising revenue during 2003, resulting from our programming, customer retention, growing advertising base and a favorable Spanish-language advertising environment, along with moderate increases in operating expenses, excluding depreciation and noncash employee compensation.

Adjusted EBITDA for our television segment increased by $2.3 million, or 13.6%, to $18.8 million for the year ended December 31, 2003, from $16.5 million in 2002. The increase was primarily the result of increased awareness of our television stations among advertisers in our markets and the popularity of our internally produced programming, along with moderate increases in operating expenses, excluding depreciation and noncash employee compensation.

For the year ended December 31, 2003 and 2002, Adjusted EBITDA for our television segment includes $1.0 million and $1.4 million, respectively, in Adjusted EBITDA relating to the leasing of our television production facility, Empire Burbank Studios. During 2003, we began using space in this facility for the production of in-house programming, thereby reducing available leasing space. As a result, we believe that in order to provide a comparable basis for evaluating our results for the year ended December 31, 2003, compared to the same period in 2002, it is necessary to exclude Adjusted EBITDA related to the leasing of this facility. Below is a reconciliation of operating income for our television segment, prepared and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA excluding the leasing of our production facility:

	Year Ended Dec. 31,
	2002	2003
Television segment operating income	$13,067	$16,683
Depreciation	1,710	2,099
Noncash employee compensation	—	—
Offering costs	—	—
Television segment Adjusted EBITDA related to the leasing of production facility	1,434	(955)

Television segment Adjusted EBITDA excluding Adjusted EBITDA related to the leasing of the production facility	$13,343	$17,827

For a reconciliation of Adjusted EBITDA to net cash provided by operating activities, see footnote (1) under Item 6. Selected Financial Data.

Liquidity and Capital Resources

Senior Credit Facility. Our primary sources of liquidity are cash provided by operations and available borrowings under our $220.0 million revolving senior credit facility. On December 7, 2004, our borrowing capacity under the senior credit facility was increased by $25.0 million to $220.0 million from $195.0 million. The facility matures on September 30, 2010, and there are no scheduled reductions of commitments. Borrowings under our senior credit facility bear interest at a rate based on LIBOR or a base rate, plus an applicable margin that is dependent upon our leverage ratio (as defined in the senior credit agreement). As of December 31, 2004, we had approximately $129.4 million aggregate principal amount outstanding under the senior credit facility. Since December 31, 2004, we have repaid an additional $1.0 million, net of borrowings, under the senior credit facility. Under the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes, we are limited in our ability to borrow under the senior credit facility. We may borrow up to $150.0 million under the senior credit facility without having to meet any restrictions under the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes (described below), but any amount over $150.0 million that we may borrow under the senior credit facility will be subject to our and LBI Media Holdings’ compliance with specified leverage ratios (as defined in the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes). We may increase the borrowing capacity under our senior credit facility by up to an additional $5.0 million, subject to participation by the existing lenders or new lenders acceptable to the administrative agent under the senior credit facility and subject to restrictions in the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes.

Our senior credit facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above certain limits. Under the senior credit facility, we must also maintain specified financial ratios, such as a maximum total leverage ratio, a maximum senior leverage ratio, a minimum ratio of EBITDA (as defined in the senior credit agreement) to interest expense and a minimum ratio of EBITDA (as defined in the senior credit agreement) to fixed charges. As of December 31, 2004, we were in compliance with the covenants in our senior credit facility. If Liberman Broadcasting completes its anticipated initial public offering, we may repay a portion of the outstanding principal amount under our senior credit facility with the net proceeds contributed to us from our indirect parent, Liberman Broadcasting.

Senior Subordinated Notes. In July 2002, we issued $150.0 million of senior subordinated notes that mature in 2012. Under the terms of our senior subordinated notes, we will pay semi-annual interest payments of approximately $7.6 million each January 15 and July 15. The indenture governing our senior subordinated notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of December 31, 2004, we were in compliance with all these covenants. If Liberman Broadcasting completes its anticipated initial public offering, we may redeem a portion of our senior subordinated notes at a redemption price of 110.125%, plus accrued and unpaid interest, with the net proceeds contributed to us from our indirect parent, Liberman Broadcasting.

LBI Media Holdings’ Senior Discount Notes. In October 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013. Under the terms of the senior discount notes, cash interest will not accrue or be payable on the senior discount notes prior to October 15, 2008 and instead the accreted value of the senior discount notes will increase until such date. Thereafter, cash interest on the senior discount notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that LBI Media Holdings may make a cash interest election on any interest payment date prior to October 15, 2008. If LBI Media Holdings makes a cash interest election, the principal amount of the senior discount notes at maturity will be reduced to the accreted value of the senior discount notes as of the date of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the date LBI Media Holdings makes such election. The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends to Liberman Broadcasting. LBI Media Holdings’ senior discount notes are structurally subordinated to our senior credit facility and senior subordinated notes. If Liberman Broadcasting completes its anticipated initial public offering, Liberman Broadcasting may contribute some of the net proceeds from the offering to LBI Media Holdings to redeem a portion of the accreted value of LBI Media Holdings’ senior discount notes at a redemption price of 111.0% of the accreted value to the redemption date.

Liberman Broadcasting’s 9% Subordinated Notes. In March 2001, our indirect parent, Liberman Broadcasting issued $30.0 million principal amount of 9% subordinated notes. The 9% subordinated notes are subordinate in right of payment to our senior credit facility and our senior subordinated notes and are structurally subordinated to LBI Media Holdings’ senior discount notes. The 9% subordinated notes will mature on the earliest of (i) January 31, 2014, (ii) their acceleration following the occurrence and continuance of a material event of default, (iii) a merger, sale or similar transaction involving Liberman Broadcasting or substantially all of the subsidiaries of Liberman Broadcasting, (iv) a sale or other disposition of a majority of Liberman Broadcasting’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of Liberman Broadcasting’s board of directors and (v) the date on which the warrants issued in connection with Liberman Broadcasting’s 9% subordinated notes are repurchased pursuant to the call options applicable to the warrants. Interest is not payable until maturity. If Liberman Broadcasting completes its anticipated initial public offering, Liberman Broadcasting plans to redeem all of its outstanding 9% subordinated notes at a redemption price of 100.0% with a portion of the net proceeds from the anticipated offering.

In connection with these 9% subordinated notes, Liberman Broadcasting also issued warrants to purchase shares of its common stock. The warrants have a put feature, which would allow the warrant holders at any time on or after the maturity date of the 9% subordinated notes, to require Liberman Broadcasting to repurchase the warrants or common stock issued upon exercise of the warrants at fair market value under certain events, and a call feature, which would allow Liberman Broadcasting to repurchase the warrants at its option under certain events. Certain mergers, combinations or sales of assets of Liberman Broadcasting, however, will not trigger the put right, even though such events would have accelerated the obligations under the 9% subordinated notes. We expect that these warrants will be exercised for shares of Liberman Broadcasting’s Class A common stock at the closing of the anticipated offering of its Class A common stock. Liberman Broadcasting also intends to enter into an agreement with the holders of the warrants to terminate certain of their rights under the warrant agreement, including the put and call rights.

Empire Burbank Studios’ Mortgage Note. One of our indirect, wholly owned subsidiaries, Empire Burbank Studios, Inc., borrowed $3.25 million in July 1999 and executed a mortgage on its property in Burbank, California as security for the loan. The loan bore interest at 8.13% per annum and was payable in monthly principal and interest payments of approximately $32,000 through its scheduled maturity in August 2014.

On July 1, 2004, Empire Burbank Studios refinanced its mortgage note and issued a new installment note for approximately $2.6 million. The new loan is secured by Empire Burbank Studios’ real property and bears interest at 5.52% per annum. The loan is payable in monthly principal and interest payments of approximately $21,000 through maturity in July 2019.

The following table summarizes our various levels of indebtedness at December 31, 2004:

Issuer	Form of Debt	Amount Outstanding	Maturity	Interest Rate
LBI Media, Inc.	$220.0 million senior secured revolving credit facility	$129.4 million	September 30, 2010	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio

LBI Media, Inc.	Senior subordinated notes	$150.0 million	July 15, 2012	10 1/8%

Empire Burbank Studios, Inc.	Mortgage note	$2.6 million	July 1, 2019	5.52%

The table above does not include the debt of our parents, LBI Media Holdings’ 11% senior discount notes and Liberman Broadcasting’s 9% subordinated notes.

Cash Flows. Cash and cash equivalents were $5.7 million and $6.7 million at December 31, 2004 and 2003, respectively.

Net cash flow provided by operating activities was $23.5 million and $21.0 million for the years ended December 31, 2004 and 2003, respectively. The increase in our net cash flow provided by operating activities was primarily the result of an increase in operating income, exclusive of depreciation and noncash employee compensation, and improved accounts receivable collections during 2004, as compared to 2003.

Net cash flow used in investing activities was $62.4 million and $51.4 million for the years ended December 31, 2004 and 2003, respectively. Net cash flow used in investing activities primarily reflects $51.8 million and $39.2 million, respectively, in cash used for acquisitions of selected radio and television station assets we completed in these periods, and capital expenditures of $10.9 million and $10.2 million, respectively.

Net cash flow provided by financing activities was $38.0 million and $35.6 million for the years ended December 31, 2004 and 2003, respectively. The increase in our net cash flow provided by financing activities was primarily attributable to the additional funds borrowed under our senior credit facility in 2004 to acquire the selected assets of KMPX-TV and KNOR-FM in the Dallas-Fort Worth, Texas Market. Excluding acquisition related costs, the total purchase price of these acquisitions was $52.5 million, as a compared to a total purchase price of $40.7 million for the asset acquisitions we completed in 2003. The increase in our net cash flow provided by financing activities was partially offset by an increase in principal payments on outstanding bank borrowings as a result of higher operating income, exclusive of depreciation and noncash employee compensation, and improved working capital account balances.

We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At December 31, 2004, such obligations and commitments were our senior credit facility, our senior subordinated notes, certain non-recourse debt of one of our indirect, wholly owned subsidiaries and our operating leases as follows:

	Payments due by Period from December 31, 2004
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long term debt	$437,200,942	$21,097,350	$42,194,700	$42,194,700	$331,714,192
Operating leases	16,524,296	1,454,917	2,737,934	2,665,763	9,665,682

Total contractual cash obligations	$453,725,238	$22,552,267	$44,932,634	$44,860,463	$341,379,874

The above table includes principal and interest payments under our debt agreements based on our interest rates as of December 31, 2004 and assuming no additional borrowings or principal payments on our senior credit facility until its maturity in 2010. It does not include Liberman Broadcasting’s 9% subordinated rates, LBI Media Holdings’ 11% senior discount notes or any deferred compensation amounts we may ultimately pay.

Expected Use of Cash Flows

For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under our senior credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include completing the relocation of our Dallas television antenna to a new tower site at an estimated cost of $1.6 million and the addition of studio and transmission equipment for our Los Angeles and Houston television stations at an estimated cost of $1.7 million. For our radio segment, our planned uses of liquidity during the next twelve months will include the construction of a new tower site for our recently acquired Dallas-Fort Worth radio station, KNOR-FM, at an estimated cost of $3.1 million. We also plan to upgrade several of our radio stations and towers located in the Houston market for approximately $5.3 million.

We have used, and expect to continue to use, a significant portion of our capital resources to fund acquisitions. Future acquisitions will be funded from amounts available under our senior credit facility, the proceeds of future equity or debt offerings and our internally generated cash flows. However, our ability to pursue future acquisitions may be impaired if Liberman Broadcasting is unable to consummate its anticipated initial public offering. As a result, we may not be able to increase our revenues at the same rate as we have in recent years. We believe that our cash on hand, cash provided by operating activities and borrowings under our senior credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months.

Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2004. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net broadcast revenue for the year.

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this annual report. Adjusted EBITDA consists of net income (loss) plus cumulative effect of accounting change, income tax expense, (loss) gain on sale of property and equipment, net interest expense, impairment of broadcast license, depreciation and amortization, noncash employee compensation and offering costs.

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

We believe Adjusted EBITDA is useful to an investor in evaluating our liquidity and cash flow because:

•	it is widely used in the broadcasting industry to measure a company’s liquidity and cash flow without regard to items such as depreciation and amortization and impairment of broadcast licenses. The broadcast industry uses liquidity to determine whether a company will be able to cover its capital expenditures and whether a company will be able to acquire additional assets and broadcast licenses if the company has an acquisition strategy. We believe that by eliminating the effect of non-cash items, Adjusted EBITDA provides a meaningful measure of liquidity;

•	it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of noncash expense items, such as noncash employee compensation, cumulative effects of accounting change and impairment of broadcast licenses. By removing the non-cash items, it allows our investors to better determine whether we will be able to meet our debt obligations as they become due; and

•	it provides a liquidity measure before the impact of a company’s capital structure by removing net interest expense items.

Our management uses Adjusted EBITDA:

•	as a measure to assist us in planning our acquisition strategy;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of liquidity and cash flow used by management;

•	as a measure for determining our operating budget and our ability to fund working capital; and

•	as a measure for planning and forecasting capital expenditures.

We also use non-GAAP numbers in the evaluation of our television segment. We exclude the results of the leasing of our production facility from our net revenue, operating expenses and Adjusted EBITDA amounts, because we began using our production facility for more in-house programming in 2003, thereby reducing available leasing space. As a result, we believe that in order to provide a comparable basis for evaluation our results for the years ended December 31, 2002, 2003 and 2004, it is necessary to exclude the financial results related to the leasing of our television production facility.

The SEC has adopted rules regulating the use of non-GAAP financial measures, such as Adjusted EBITDA, in filings with the SEC and in disclosures and press releases. These rules require non-GAAP financial measures to be presented with and reconciled to the most nearly comparable financial measure calculated and presented in accordance with GAAP. We have included a presentation of net cash provided by operating activities and a reconciliation to Adjusted EBITDA on a consolidated basis under Item 6. “Selected Financial Data.”

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

Allowance for bad debts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write-offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging less than 9.0% of our outstanding receivables. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3% of our outstanding receivables as of December 31, 2004, from 6.8% to 9.8% or $1.0 million to $1.3 million, would result in a decrease in net income of $0.3 million, net of taxes, for the year ended December 31, 2004.

Intangible assets

We account for our broadcast licenses in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). We believe our broadcast licenses have indefinite useful lives given they are expected to indefinitely contribute to our future cash flows and that they may be continually renewed without substantial cost to us. As such, in accordance with SFAS 142, our broadcast licenses are reviewed for impairment at least annually.

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

In assessing the recoverability of goodwill and indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets. Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy and the fluctuation of actual revenue and the timing of expenses. We develop future revenue estimates based on projected ratings increases, planned timing of signal strength upgrades, planned timing of promotional events, customer commitments and available advertising time. Estimates of future cash flows assume that expenses will grow at rates consistent with historical rates. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned conversion of format or upgrade of station signal. The assumptions about cash flows after conversion reflect estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If the expected cash flows are not realized, impairment losses may be recorded in the future.

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

If we assumed no change in the “net value” of Liberman Broadcasting from that at December 31, 2004, we would expect to record $1.8 million in noncash deferred compensation expense during 2005 relating solely to the time vesting portion of the deferred compensation.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 became effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into with variable interest entities created prior to January 31, 2003, the provisions of FIN 46 become effective for the first interim or annual period ending after March 15, 2004. We adopted the provisions of FIN 46 in the first quarter of 2004; however, such adoption has not had an impact on our results of operations or financial position.

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

In addition, our stations compete for audiences and advertising revenue with other media, including cable television and to a lesser extent, satellite television, newspapers, magazines, the Internet, portable digital music players and outdoor advertising. We anticipate that our radio stations may also compete with satellite-based radio services in the future. Our failure to offer advertisers effective, high quality media outlets could cause them to allocate more of their advertising budgets to our competitors, which could cause a decrease in our net revenues.

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

As we have done in the past, we intend to continue to supplement our internal growth by acquiring media properties that complement or augment our existing markets. We may be unable to identify or complete acquisitions for many reasons, including:

•	competition among buyers;

•	the need for regulatory approvals, including FCC and antitrust approvals;

•	revisions to the FCC’s restrictions on cross-ownership and on the number of stations or the market share that a particular company may own or control, locally or nationally;

•	the high valuations of media properties; and

•	the need to raise additional financing, which may be limited by the terms of our debt instruments, including our senior credit facility and the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes.

If we are unable to successfully execute our acquisition strategy, our growth may be impaired.

In addition, future acquisitions by us could also result in the following consequences:

•	issuances of equity securities;

•	incurrence of debt and contingent liabilities;

•	impairment of goodwill and other intangibles; and

•	other acquisition-related expenses.

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

Our acquisition strategy has often involved acquiring non-Spanish language stations and converting them to a Spanish-language format. We intend to continue this strategy with some of our future acquisitions. This conversion process may require a heavy initial investment of both financial and management resources. We may incur losses for a period of time after a format change due to the time required to build up ratings and station loyalty. These format conversions may be unsuccessful in any given market, and we may incur substantial costs and losses in implementing this strategy.

Cancellations or reductions of advertising could adversely affect our net revenues.

We do not generally obtain long-term commitments from our advertisers. As a result, our advertisers may cancel, reduce or postpone orders without penalty. Cancellations, reductions or delays in purchases of advertising could adversely affect our net revenues, especially if we are unable to replace these purchases. Our expense levels are based, in part, on expected future net revenues and are relatively fixed once set. Therefore, unforeseen decreases in advertising sales could have a material adverse impact on our net revenues.

Our debt service obligations will require a significant amount of cash and could adversely affect our ability to operate our company successfully and achieve growth through acquisitions.

We currently have a substantial amount of debt. At December 31, 2004, we had total indebtedness of approximately $282.0 million, representing approximately 77% of our total capitalization.

Based on our interest rates as of December 31, 2004 and assuming no additional borrowings or principal payments on our senior credit facility until its maturity in 2010 or on our other indebtedness, as of December 31, 2004, we would have needed approximately $105.5 million over the next five years to meet our principal and interest payments under our debt agreements, of which approximately $21.1 million would be due over the next year.

Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which may reduce our ability to fund working capital and to expand our business through capital expenditures, acquisitions and other means. As a result, we may not be able to expand our business or increase our net revenues.

In addition, if we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling additional debt or equity securities. We may not be able to refinance our debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate net revenues. We intend to repay a portion of our outstanding indebtedness with the net proceeds from the anticipated initial public offering of Class A common stock of Liberman Broadcasting, Inc. If we do not complete the initial public offering or if we are unable to raise the anticipated net proceeds in a completed offering, it may require us to seek additional financing that may not be available on favorable terms or alter our acquisition strategy.

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

These covenants may affect our ability to operate and finance our business as we deem appropriate. In addition, we are dependent on our subsidiaries for cash and the covenants in our debt instruments restrict the ability of our subsidiaries to make cash distributions which could affect our ability to meet our cash obligations, including obligations under our indebtedness. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness, this could constitute an event of default under the instruments governing our indebtedness.

The loss of our status as a qualified subchapter S subsidiary may result in us having less cash available for our operations.

Liberman Broadcasting has elected to be treated as an S corporation, and all of its subsidiaries, including us, have elected to be treated as qualified subchapter S subsidiaries for federal income tax purposes. As a result, our profits and losses are taxed directly to our stockholders. If Liberman Broadcasting completes its anticipated offering of Class A common stock, it will no longer qualify as an S corporation, and none of its subsidiaries, including us, will qualify as subchapter S subsidiaries for federal income tax purposes. Thus, our taxable income will be subject to tax at regular corporate rates and will not flow through to our stockholders for reporting on their own tax returns, and certain of our deductions may no longer be available. We will likely have less cash available to us as a result of losing our S corporation status. In addition, the loss of our S corporation status could be applied retroactively, resulting in us and our subsidiaries owing taxes for past periods.

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

If we violate the Communications Act of 1934, as amended, or the rules and regulations of the FCC, the FCC may issue cease-and-desist orders or admonishments, impose fines, renew a license for less than eight years or revoke our licenses. The FCC recently has begun aggressive enforcement of its rules on broadcasting indecent or obscene material, and has stated that, in addition to increased fines, the FCC may initiate license revocation procedures against licensees that broadcast material the FCC considers to be indecent. The FCC has the right to revoke a license before the end of its term for acts committed by the licensee or its officers, directors or stockholders. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio or television station covered by the license, which could have a material adverse effect on our financial condition and results of operations.

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

Our broadcast licenses could be revoked if more than 25% of our outstanding capital stock is owned of record or voted by non-U.S. citizens, foreign governments or non-U.S. corporations.

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

Our two principal stockholders own two additional companies that transact business with us and the terms of these transactions may not be on the same terms as we would receive with unaffiliated third parties.

Jose and Lenard Liberman, who are the two principal stockholders of our indirect parent, Liberman Broadcasting, own and operate our national sales representative, Spanish Media Rep Team, Inc., or SMRT. We pay a 15% commission fee to SMRT for any advertising commercial time it sells to national advertisers on our radio and television stations, which is based upon the commission rates we paid to our former third party national sales representative firms. We intend to consolidate SMRT’s operations into our operations within the next year on terms we believe will be on an arm’s length basis.

Lenard Liberman is the sole shareholder of L.D.L. Enterprises, Inc., a mail order business. From time to time, we allow L.D.L. Enterprises to use, free of charge, unsold advertising time on our television stations. Because the Libermans control the operations of us and these other two companies, the Libermans may cause us to engage in transactions with these other entities that are on terms less favorable than we would have otherwise received with an unaffiliated third party.

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

Recent and prospective actions by the FCC could cause us to face increased competition in the future. The recent or prospective changes include:

•	relaxation of restrictions on the participation by regional telephone operating companies in cable television and other direct-to-home audio and video technologies;

•	establishment of a Class A television service for low-power stations that makes those stations primary stations and gives them protection against full-service stations;

•	licensing of low-power FM radio stations designed to serve small localized areas and niche audiences;

•	competition from direct broadcast satellite television providing the programming of traditional over-the-air stations, including local and out-of-market network stations;

•	competition from satellite radio companies providing continuous, nationwide digital radio services; and

•	revision of restrictions on cross-ownership (i.e., ownership of both television and radio stations in combination with newspapers in the same market) and caps on the number of stations or market share that a particular company may own or control, locally or nationally.

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

Because we rely on “must carry” rights for cable systems to carry our full power television stations, any change in current laws or regulations that eliminate or limit our ability to require cable systems to carry our full power television stations could result in the loss of coverage in those markets, which could result in a decrease in our market ratings and a potential loss of advertising revenues.

Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, or the 1992 Cable Act, we currently may demand carriage of our full power television stations on a specific channel on cable systems within our local markets. Our television stations in Los Angeles, Houston and Dallas-Fort Worth rely on these “must carry” rights to gain access to the local cable systems. If the current laws or regulations were changed or new laws were adopted that eliminate or limit our ability to require cable systems to carry our full power television stations in Los Angeles, Houston and Dallas-Fort Worth, this could result in the loss of market coverage of our television stations, which would decrease our market ratings in those cities and potentially result in a decrease in our net advertising revenues or an increase in our operating expenses to maintain the same coverage.

Direct broadcast satellite companies may not continue to carry our local television stations, which could result in a decrease in our market ratings and a potential loss of advertising revenues.

Similar to the 1992 Cable Act, the 1999 Satellite Act requires direct broadcast satellite companies that elect to transmit local television stations to offer all other qualified local television stations in that market. This is known as the “carry one/carry all” rule. We have qualified our television stations in Los Angeles, Houston and Dallas-Fort Worth under this rule, and these stations are currently being broadcast on the satellite systems electing to carry local television stations in those markets. Because we rely on the carry one/carry all rule in these markets, if the satellite providers in Los Angeles, Houston or Dallas-Fort Worth elect to discontinue transmitting local television stations or if the current laws or regulations were changed or new laws were adopted, this could result in the loss of market coverage of our television stations, which would decrease our market ratings in those cities and potentially result in a decrease in our net advertising revenues or an increase in our operating expenses to maintain the same coverage.

We may have difficulty obtaining regulatory approval for acquisitions in our existing markets and, potentially, new markets.

We have acquired in the past, and may continue to acquire in the future, additional television and radio stations. Revisions to the FCC’s restrictions on the number of stations or market share that a particular company may own or control, locally or nationally, and to its restrictions on cross-ownership (i.e., ownership of both television and radio stations in the same market) may limit our ability to acquire additional broadcast properties. The agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission, or FTC, and the Department of Justice, may investigate certain acquisitions. These agencies have, in certain cases, examined proposed acquisitions or combinations of broadcasters, and in certain cases, required divestiture of one or more stations to complete a transaction.

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

The television and radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies. Several new media technologies are being employed or developed, including the following:

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers and Internet-based audio radio services;

•	satellite digital audio radio service with numerous channels and sound quality equivalent to that of compact discs;

•	In-Band On-Channel ™ digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low-power FM radio, with additional FM radio broadcast outlets that are designed to serve local interests;

•	streaming video programming delivered via the Internet;

•	video-on-demand programming offered by cable television companies; and

•	digital video recorders with hard-drive storage capacity that offer time-shifting of programming and the capability of deleting advertisements when playing back the recorded programs.

We may not have the resources to acquire new technologies or to introduce new services that could compete with other new technologies. We may encounter increased competition arising from new technologies. If we are unable to keep pace with and adapt our television and radio stations to these developments, our competitive position could be harmed, which could result in a decrease in our market ratings and a potential decrease in net advertising revenues.

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

We are exposed to changes in interest rates on our variable rate senior credit facility. A hypothetical 10% increase in the interest rates applicable to the year ended December 31, 2004 would have increased interest expense by approximately $0.5 million. Conversely, a hypothetical 10% decrease in the interest rates applicable to the year ended December 31, 2004 would have decreased interest expense by approximately $0.5 million. At December 31, 2004, we believe that the carrying value of amounts payable under our senior credit facility approximates its fair value based upon current yields for debt issues of similar quality and terms.

The fair value of our fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, the market value of our fixed rate debt would have decreased by approximately $7.9 million at December 31, 2004. Conversely, a hypothetical 10% decrease in the interest rate, assuming all other conditions affecting market risk remain constant, would have resulted in an increase in market value of approximately $8.5 million at December 31, 2004. Management does not foresee nor expect any significant change in our exposure to interest rate fluctuations or in how such exposure is managed in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2004.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President, Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on the foregoing, our President, Executive Vice President and Chief Financial Officer concluded that, as of the end of the annual period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

Based on our evaluation carried out in accordance with SEC Rule 15d-15(b) under the supervision and with the participation of our management, including our President, Executive Vice President and Chief Financial Officer, concluded that there were no changes during the fourth fiscal quarter of 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information about our directors, executive officers and key non-executive employees:

Name	Position(s)	Age*
Directors and Executive Officers
Jose Liberman	Co-Founder, President and Director	79
Lenard Liberman	Co-Founder, Executive Vice President, Secretary and Director	43
Steven Cramer	Chief Financial Officer	38
Key Non-Executive Employees
Eduardo Leon	Vice President—Programming	40
Andrew Mars	Corporate Vice President—Sales	49

*	All ages are as of December 31, 2004

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

Lenard Liberman has served as our Executive Vice President and Secretary and has been a member of our board of directors since our formation in 1987. Mr. Liberman also served as our Chief Financial Officer from April 2002 to April 2003. Mr. Liberman manages all day-to-day operations including acquisitions and financings. He received his juris doctorate degree and masters of business administration degree from Stanford University in 1987.

Steven Cramer was hired as our Chief Financial Officer on November 15, 2004. Prior to joining us, Mr. Cramer served as Chief Strategy Officer of MatchNet plc, a provider of online personals, from July 2004 to August 2004, and as Chief Financial Officer of Apex Medical Corp., a marketer and distributor of home healthcare products from October 2002 to July 2004. Prior to joining Apex Medical Corp., Mr. Cramer served as an investment banker in the Corporate Finance Divisions of Morgan Stanley & Co. and Credit Suisse First Boston (including its predecessor, Donaldson, Lufkin and Jenrette). Mr. Cramer received his bachelor of arts degree with distinction from Stanford University and masters of business administration degree from Harvard Business School.

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

Andrew Mars joined Liberman Broadcasting, Inc., a California corporation, in 1990 as Vice President and station manager of KWIZ-FM and is considered by us as a key non-executive employee. He has served as Corporate Vice President of Sales of our Southern California stations since 1995. Prior thereto, Mr. Mars was director of sales for WODS-FM in Boston. He previously served as a local sales manager at CBS Radio in Los Angeles.

Board Composition

Our board of directors is currently composed of two directors, Jose and Lenard Liberman. If Liberman Broadcasting completes its anticipated offering of Class A common stock, our board of directors will still consist of the current two directors, but our parent, Liberman Broadcasting intends to increase the size of its board of directors to five by nominating and electing three additional directors, including two independent directors as defined under Nasdaq rules. Liberman Broadcasting intends to increase the size of its board of directors to seven by adding two additional directors, of which one will be a third independent director, within one year from the closing of its anticipated offering of Class A common stock.

If Liberman Broadcasting completes its anticipated offering of Class A common stock, its board of directors has determined that it will be a “controlled company” under the rules of the Nasdaq Stock Market, because Jose and Lenard Liberman will control more than 90% of its voting power. As a result, Liberman Broadcasting will not be required to have a board composed of a majority of independent directors after the anticipated offering.

Board Committees

We do not currently have any board committees. If Liberman Broadcasting completes its anticipated offering of Class A common stock, we will continue not to have any board committees, but Liberman Broadcasting will establish an audit committee. The audit committee will provide assistance to Liberman Broadcasting’s board of directors in fulfilling its legal and fiduciary obligations in matters involving its accounting, auditing, financial reporting, internal control and legal compliance function. The audit committee will also oversee the audit efforts of its independent accountants and take those actions it deems necessary to satisfy itself that the accountants are independent of management.

We do not currently have a compensation or nominating committee and do not intend to create such committees if Liberman Broadcasting completes its anticipated offering of Class A common stock. After the anticipated offering, Liberman Broadcasting is expected to be considered a “controlled company” under the Nasdaq rules and will also not be required to establish a compensation committee or nominating committee. As a result, Liberman Broadcasting does not currently intend to establish such committees after its anticipated offering.

Compensation Committee Interlocks and Insider Participation

We do not, and after Liberman Broadcasting’s offering of its Class A common stock, will not, have a compensation committee. Our board of directors is responsible for determining the compensation of our executive officers. Jose Liberman and Lenard Liberman, our President and Executive Vice President, respectively, were our only two directors for 2004 and determined the compensation of all executive officers for 2004. Jose Liberman and Lenard Liberman are also directors and executive officers of Spanish Media Rep Team, Inc. Otherwise, no executive officer of our company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

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

Executive Compensation

The following table describes the compensation we paid to our executive officers during the fiscal years ended December 31, 2004, 2003 and 2002. We have not issued any options or restricted stock to our executive officers or directors:

Summary Compensation Table

Annual Compensation
Name and Principal Position(s)	Year	Salary	Bonus		All Other Compensation
Jose Liberman(1) President	2004 2003 2002	$120,000 60,000 60,000	$	— — —	$42,041 61,186 25,450

Lenard Liberman(2) Executive Vice President and Secretary	2004 2003 2002	$300,000 240,000 240,000		— — —	24,984 49,988 24,479

Brett Zane (3) Chief Financial Officer	2004 2003	$198,159 158,080		35,000 —	— —

Steven Cramer (4) Chief Financial Officer	2004	$30,923		—	—

(1)	All other compensation includes payments by us for Mr. Liberman’s personal income taxes and tax preparation, personal travel and leasing of personal vehicles.
(2)	All other compensation includes payments by us for Mr. Liberman’s personal income taxes and tax preparation and planning, personal travel and leasing of personal vehicles.
(3)	Mr. Zane joined us as Chief Financial Officer in April 2003 and resigned as Chief Financial Officer in November 2004.
(4)	Steven Cramer joined us as Chief Financial Officer in November 2004.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Stockholder Loans

As of December 31, 2004, we had outstanding loans, including accrued interest, aggregating $237,931 and $2,348,167 to Jose and Lenard Liberman, respectively. The loans were for the personal use of Jose and Lenard Liberman. For Jose Liberman, we made loans of $146,590, $4,432 and $75,000 on December 20, 2001, July 14, 2002 and July 29, 2002, respectively. Jose Liberman repaid the loan for $4,432 on February 14, 2003. For Lenard Liberman, we made loans of $243,095, $32,000 and $1,916,563 on December 20, 2001, June 14, 2002 and July 9, 2002, respectively.

Each of these loans bears interest at the alternative federal short-term rate published by the Internal Revenue Service for the month in which the advance was made, which rate was 2.48%, 2.91% and 2.84% for December 2001, June 2002 and July 2002, respectively. Each loan matures on the seventh anniversary of the date on which the loan was made. Under the Sarbanes-Oxley Act of 2002, we may not make any additional personal loans to Jose or Lenard Liberman and the maturity dates of the existing loans may not be extended.

Stock Purchase Agreement

In January 1998, we entered into a stock purchase agreement with Lenard Liberman, Jose Liberman and Jose’s wife, Esther Liberman. The stock purchase agreement was terminated in February 2004. None of the parties under the agreement had exercised any rights under the agreement prior to its termination. Pursuant to the agreement, we had a first right of refusal in the event that either Lenard or Jose would seek to dispose of their common stock. If we would not have exercised our right to repurchase the stock, the remaining stockholder would have had the right to purchase that stock on the same terms

Spanish Media Rep Team

Jose and Lenard Liberman own and operate our national sales representative, Spanish Media Rep Team, Inc., or SMRT. SMRT receives a 15% commission from us for any commercial time it sells to national advertisers on our radio and television stations. We believe we pay commissions to SMRT on an arm’s length basis because the rate is based upon the commission rates we paid to former third party national sales representative firms. We paid approximately $2.0 million to SMRT for services provided to us for the year ended December 31, 2004. We intend to consolidate SMRT’s operations into our operations within the next year on terms we believe will be on an arm’s length basis.

L.D.L. Enterprises, Inc.

Lenard Liberman is the sole shareholder of L.D.L. Enterprises, Inc., a mail order business. From time to time, we allow L.D.L. Enterprises to use, free of charge, unsold advertising time on our television stations.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees related to services performed by Ernst & Young LLP in 2003 and 2004 are as follows:

	Year Ended December 31,
	2003	2004
Audit fees	$158,184	$149,685
Audit-related fees	—	—
Tax fees	37,206	10,731
All other fees	—	—

Total	$195,390	$160,416

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

3.	Exhibits

The exhibits filed as part of this annual report are listed in Item 15(c).

(b)	Exhibits.

The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of LBI Media, Inc., including amendments thereto(1)

3.2	Certificate of Ownership of LBI Intermediate Holdings, Inc., dated July 9, 2002(1)

3.3	Bylaws of LBI Media, Inc.(1)

3.4	Articles of Incorporation of Liberman Television of Houston, Inc., including amendments thereto(1)

3.5	Bylaws of Liberman Television of Houston, Inc.(1)

3.6	Articles of Incorporation of KZJL License Corp., including amendments thereto(1)

3.7	Bylaws of KZJL License Corp.(1)

3.8	Articles of Incorporation of Liberman Television, Inc.(1)

3.9	Bylaws of Liberman Television, Inc.(1)

3.10	Articles of Incorporation of KRCA Television, Inc., including amendments thereto(1)

3.11	Bylaws of KRCA Television, Inc. (1)

3.12	Articles of Incorporation of KRCA License Corp., including amendments thereto(1)

3.13	Bylaws of KRCA License Corp.(1)

3.14	Articles of Incorporation of Liberman Broadcasting, Inc., a California corporation, including amendments thereto(1)

Exhibit Number	Exhibit Description
3.15	Bylaws of Liberman Broadcasting, Inc., a California corporation(1)

3.16	Articles of Incorporation LBI Radio License Corp., including amendments thereto(1)

3.17	Bylaws of LBI Radio License Corp.(1)

3.18	Articles of Incorporation of Liberman Broadcasting of Houston, Inc., including amendments thereto(1)

3.19	Bylaws of Liberman Broadcasting of Houston, Inc.(1)

3.20	Articles of Incorporation of Liberman Broadcasting of Houston License Corp., including amendments thereto(1)

3.21	Bylaws of Liberman Broadcasting of Houston License Corp.(1)

3.22	Articles of Incorporation of Empire Burbank Studios, Inc., including amendments thereto(1)

3.23	Bylaws of Empire Burbank Studios, Inc. (1)

4.1	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee(1)

10.1	Amended and Restated Credit Agreement, dated June 11, 2004, by and among LBI Media, Inc., the guarantors named therein, Credit Suisse First Boston, as administrative agent and lender, and certain other lenders named therein (3)

10.2	First Amendment to Amended and Restated Credit Agreement, dated December 15, 2004, by and among LBI Media, Inc., the guarantors named therein, Credit Suisse First Boston, as administrative agent and lender, and certain other lenders named therein.*

10.3	Indenture governing LBI Media Holdings’ 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2).

10.4	Note Secured by Deed of Trust, dated July 15, 1999, by Empire Burbank Studios, Inc., a California corporation in favor of the City National Bank(1)

10.5	Securities Purchase Agreement dated March 20, 2001, by and between LBI Holdings I, Inc. and the purchasers named therein, as amended(1)

10.6	First Amendment to Securities Purchase Agreement, Warrant Agreement, and Subordination and Intercreditor Agreements dated as of July 9, 2002, by and among LBI Holdings I, Inc., the purchasers listed on the signature page thereof, Fleet National Bank, and Oaktree Capital Management, LLC(1)

10.7	Second Amendment to Securities Purchase Agreement, Warrant Agreement, and Subordination and Intercreditor Agreements dated as of October 10, 2003, by and among LBI Holdings I, Inc., the purchasers listed on the signature page thereof, and Fleet National Bank (2)

10.8	Warrant Agreement dated March 20, 2001, by and between LBI Holdings I, Inc. and the purchasers named therein, as amended(1)

10.9	Subordination and Intercreditor Agreement dated March 20, 2001, by and between LBI Holdings I, Inc., the subordinated creditors listed therein and Fleet National Bank, as administrative agent, as amended(1)

10.10	Asset Purchase Agreement dated as of July 14, 2003, among Word of God Fellowship, Inc., LBI Media, Inc., Liberman Television of Dallas, Inc. and Liberman Television of Dallas License Corp. relating to the acquisition of KMPX (2)

10.11	Asset Purchase Agreement dated as of March 18, 2004, among A.M. & P.M. Broadcasters, LLC, LBI Media, Inc., Liberman Broadcasting of Dallas, Inc. and Liberman Broadcasting of Dallas License Corp. relating to the acquisition of KNOR (4)

10.12	Time Brokerage Agreement of KVNR, dated August 4, 2002, by and among Liberman Broadcasting, Inc., LBI Radio License Corp and Little Saigon Radio (1)

10.13	Promissory Note dated December 20, 2001 issued by Lenard D. Liberman in favor of LBI Media, Inc.(1)

Exhibit Number	Exhibit Description
10.14	Promissory Note dated December 20, 2001 by Jose Liberman in favor of LBI Media, Inc.(1)

10.15	Promissory Note dated June 14, 2002 issued by Lenard D. Liberman in favor of LBI Media, Inc.(1)

10.16	Promissory Note dated July 9, 2002 issued by Lenard Liberman in favor of LBI Media, Inc. (1)

10.17	Promissory Note dated July 29, 2002 issued by Jose Liberman in favor of LBI Media, Inc.(1)

21.1	Subsidiaries of LBI Media, Inc. *

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference to LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).
(2)	Incorporated by reference to LBI Media Holdings’ Registration Statement on Form S-4, filed with the Securities and Exchange Commission October 30, 2003, as amended (File No. 333-110122) (2).
(3)	Incorporated by reference to LBI Media’s Form 8-K filed with the Securities and Exchange Commission on June 18, 2004 (File No. 333-100330).
(4)	Incorporated by reference to LBI Media’s Annual Report on Form 10K filed with the Securities and Exchange Commission on March 30, 2004 (File No. 333-100330).

SIGNATURES AND CERTIFICATIONS

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burbank, State of California, on March 31, 2005.

LBI MEDIA, INC.

/s/ STEVEN CRAMER
Steven Cramer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSE LIBERMAN Jose Liberman	President and Director	March 31, 2005

/S/ LENARD D. LIBERMAN Lenard D. Liberman	Executive Vice President, Secretary and Director	March 31, 2005

/S/ STEVEN CRAMER Steven Cramer	Chief Financial Officer	March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

LBI Media, Inc.

We have audited the accompanying consolidated balance sheets of LBI Media, Inc. as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LBI Media, Inc. at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

/s/    ERNST & YOUNG LLP

March 28, 2005

Los Angeles, California

LBI MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2004
Assets
Current assets
Cash and cash equivalents	$6,670,129	$5,742,299
Short-term investments	191,650	33,860
Accounts receivable (less allowance for doubtful accounts of $965,132 in 2003 and $1,312,765 in 2004)	13,724,961	13,563,455
Current portion of program rights, net	1,177,325	878,570
Amounts due from related parties	334,693	705,939
Current portion of employee advances	57,856	81,973
Prepaid expenses and other current assets	1,087,880	1,214,839

Total current assets	23,244,494	22,220,935

Property and equipment, net	56,837,070	66,874,250
Program rights, excluding current portion	1,642,887	1,617,518
Notes receivable from related parties	2,518,581	2,586,098
Employee advances, excluding current portion	687,970	762,292
Deferred financing costs, net	4,190,301	5,046,009
Broadcast licenses, net	239,405,098	288,809,598
Acquisition costs	482,455	—
Escrow funds	1,500,000	—
Other assets	461,351	439,768

Total assets	$330,970,207	$388,356,468

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued expenses	$4,030,956	$3,759,067
Accrued interest	7,430,702	7,864,146
Program rights payable	69,324	33,500
Amounts due to related parties	189,485	—
Current portion of long-term debt	163,078	118,043

Total current liabilities	11,883,545	11,774,756

Long-term debt, excluding current portion	240,865,731	281,901,432
Deferred compensation	8,506,000	11,430,000
Deferred state income taxes	236,078	766,928
Other liabilities	218,163	333,460

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares—1,000
Issued and outstanding shares—100	1	1
Additional paid-in capital	61,457,931	61,457,931
Retained earnings	7,739,528	20,692,389
Accumulated other comprehensive income (loss)	63,230	(424)

Total stockholder’s equity	69,260,690	82,149,892

Total liabilities and stockholder’s equity	$330,970,207	$388,356,468

See accompanying notes.

LBI MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2002	2003	2004
Net revenues	$70,995,803	$84,036,823	$91,435,407
Operating expenses:
Program and technical, exclusive of noncash employee compensation of $968,000, $474,000 and $664,000 for the years ended December 31, 2002, 2003 and 2004, respectively, and depreciation, amortization, and impairment of broadcast license shown below	10,379,110	13,412,142	16,804,079
Promotional, exclusive of depreciation, amortization and impairment of broadcast license shown below	2,042,698	2,244,239	2,005,756
Selling, general and administrative, exclusive of noncash employee compensation of $2,674,000, $1,752,000 and $2,260,000 for the years ended December 31, 2002, 2003 and 2004, respectively, and depreciation, amortization, impairment of broadcast license and offering costs shown below	21,359,841	25,690,002	28,271,652
Noncash employee compensation	3,642,000	2,226,000	2,924,000
Depreciation	3,131,101	3,510,823	5,125,423
Impairment of broadcast license	1,750,000	—	—
Offering costs	—	—	1,450,117

Total operating expenses	42,304,750	47,083,206	56,581,027

Operating income	28,691,053	36,953,617	34,854,380
Interest expense	(28,195,902)	(20,258,907)	(21,170,838)
Interest and other income	137,750	97,714	141,008
(Loss) gain on sale of property and equipment	(388,169)	(4,000)	2,354

Income before income taxes and cumulative effect of accounting change	244,732	16,788,424	13,826,904
Provision for income taxes	(41,600)	(59,635)	(873,865)

Income before cumulative effect of accounting change	203,132	16,728,789	12,953,039
Cumulative effect of accounting change	(8,106,000)	—	—

Net (loss) income	$(7,902,868)	$16,728,789	$12,953,039

See accompanying notes.

LBI MEDIA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock		Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity
	Number of Shares	Amount
Balances at December 31, 2001	100	$1	$22,817,434	$(318,396)	$40,794	$22,539,833
Net loss	—	—	—	(7,902,868)	—	(7,902,868)
Unrealized gain on investment in marketable securities	—	—	—	—	18,872	18,872
Adjustment to unrealized gain due to sale of investment in marketable securities	—	—	—	—	(52,976)	(52,976)

Comprehensive loss	—	—	—	—	—	(7,936,972)
Distributions to Parent	—	—	(159,767)	—	—	(159,767)

Balances at December 31, 2002	100	1	22,657,667	(8,221,264)	6,690	14,443,094
Net income	—	—	—	16,728,789	—	16,728,789
Unrealized gain on investment in marketable securities	—	—	—	—	56,540	56,540

Comprehensive income	—	—	—	—	—	16,785,329
Contribution by Parent	—	—	38,800,264	—	—	38,800,264
Distributions to Parent	—	—	—	(767,997)	—	(767,997)

Balances at December 31, 2003	100	1	61,457,931	7,739,528	63,230	69,260,690
Net income	—	—	—	12,953,039	—	12,953,039
Adjustment to unrealized loss due to sale of investment in marketable securities	—	—	—	—	(47,614)	(47,614)
Unrealized loss on investment in marketable securities	—	—	—	—	(16,040)	(16,040)

Comprehensive income						12,889,385
Distributions to Parent	—	—	—	(183)	—	(183)

Balances at December 31, 2004	100	$1	$61,457,931	$20,692,384	$(424)	$82,149,892

See accompanying notes.

LBI MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2003	2004
Operating activities
Net (loss) income	$(7,902,868)	$16,728,789	$12,953,039
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Cumulative effect of accounting change	8,106,000	—	—
Depreciation	3,131,101	3,510,823	5,125,423
Impairment of broadcast license	1,750,000	—	—
Amortization of deferred financing costs	6,844,844	555,855	690,291
Offering costs	—	—	1,450,117
Noncash employee compensation	3,642,000	2,226,000	2,924,000
Gain on sale of investments	(52,976)	—	(47,614)
Loss (gain) on sale of property and equipment	388,169	4,000	(2,354)
Provision for doubtful accounts	861,660	1,066,154	955,309
Changes in operating assets and liabilities:
Accounts receivable	(3,701,148)	(4,804,479)	(793,803)
Program rights	(317,589)	52,102	324,124
Amounts due from related parties	88,372	396,068	(371,426)
Prepaid expenses and other current assets	(101,102)	113,817	(126,959)
Employee advances	(511,097)	(30,929)	(98,439)
Accounts payable and accrued expenses	(4,953)	2,261,998	(271,889)
Accrued interest	5,746,451	(663,125)	433,444
Program rights payable	58,324	11,000	(35,824)
Amounts due to related parties	33,823	55,790	(189,485)
Deferred state income tax payable	31,200	(27,838)	530,850
Other assets and liabilities	57,109	(405,630)	69,543

Net cash provided by operating activities	18,147,320	21,050,395	23,518,347
Investing activities
Purchase of property and equipment	$(5,004,892)	$(10,244,709)	$(10,924,745)
Acquisition costs	(475,937)	(482,455)	—
Acquisition of television and radio station property and equipment	(2,181,161)	(1,075,417)	(4,375,504)
Acquisition of broadcast licenses	(26,885,157)	(38,106,009)	(47,422,045)
Amounts deposited in escrow for acquisition of broadcast licenses	(2,500,000)	(1,500,000)	—
Loans to related parties	(2,027,995)	—	—
Repayment of note receivable due from related party	—	4,432	—
Proceeds from sale of investments	216,592	—	141,750
Proceeds from sale of property and equipment	1,439,705	12,500	140,000

Net cash used in investing activities	(37,418,845)	(51,391,658)	(62,440,544)
Financing activities
Proceeds from issuance of long-term debt and bank borrowings, net of financing costs	247,851,860	44,883,291	58,273,419
Payments on notes payable to related parties	(1,861,607)	—	—
Payments on long-term debt	(226,293,674)	(47,300,802)	(20,278,869)
Distributions to Parent	(159,767)	(767,997)	(183)
Contribution by Parent	—	38,800,264	—

Net cash provided by financing activities	19,536,812	35,614,756	37,994,367
Net increase (decrease) in cash and cash equivalents	265,287	5,273,493	(927,830)
Cash and cash equivalents at beginning of year	1,131,349	1,396,636	6,670,129

Cash and cash equivalents at end of year	$1,396,636	$6,670,129	$5,742,299

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest (net of amounts capitalized)	$15,612,970	$20,480,113	$19,978,529

Income taxes	$10,400	$10,400	$50,977

See accompanying notes

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

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

Pursuant to an Assignment and Exchange Agreement dated September 29, 2003 between the Parent and LBI Media Holdings, Inc. (LBI Media Holdings), the Parent assigned to LBI Media Holdings all of its right, title and interest in 100 shares of common stock of LBI Media (constituting all of the outstanding shares of LBI Media) in exchange for 100 shares of common stock of LBI Media Holdings. Thus, upon consummation of the exchange, LBI Media became a wholly owned subsidiary of LBI Media Holdings. LBI Media is a holding company with substantially no assets, operations or cash flows other than its investment in its subsidiaries.

LBI Media and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate radio and television stations located in California and Texas. In addition, the Company owns a television studio facility that is primarily used to produce programming for Company-owned television stations. Portions of this facility are also occasionally rented to independent third parties. The Company sells commercial airtime on its radio and television stations to national and local advertisers. In addition, the Company has entered into time brokerage agreements with third parties for three of its radio stations.

The Company’s KHJ-AM, KVNR-AM, KWIZ-FM, KBUE-FM, KBUA-FM and KEBN-FM radio stations service the Los Angeles, California market, its KQUE-AM, KJOJ-AM, KSEV-AM, KEYH-AM, KJOJ-FM, KTJM-FM, KQQK-FM, KIOX-FM and KXGJ-FM radio stations service the Houston, Texas market, and its KNOR-FM radio station services the Dallas-Fort Worth, Texas market.

The Company’s television stations, KRCA, KZJL, KMPX and KSDX service the Los Angeles, California, Houston, Texas, Dallas-Fort Worth, Texas and San Diego, California markets, respectively.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments included in current assets and current liabilities (such as cash and equivalents, accounts receivable, accounts payable and accrued expenses, and other similar items) approximate fair value due to the short-term nature of such instruments. The estimated fair value of the Company’s

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Subordinated Notes (see Note 4), based on quoted market prices, is approximately $172.1 million and $167.3 million (carrying value of $150.0 million) at December 31, 2003 and 2004, respectively. The Company’s other long-term debt has variable interest rates or rates that the Company believes approximate current market rates and, accordingly, the carrying value is a reasonable estimate of its fair value.

Short-Term Investments

The Company holds investments in marketable equity securities which have been classified by management as available for sale. Securities classified as available for sale are carried at fair value, which is based on quoted market prices. Unrealized holding gains and losses are excluded from net (loss) income and are recorded as accumulated other comprehensive income or loss. The Company uses the specific identification method of determining the cost of securities sold.

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

The carrying value of property and equipment is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio and television stations for indicators of impairment. When indicators of impairment are present and the undiscounted cash flows estimated to be generated from these assets are less than the carrying value of these assets, an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. The fair market value of the assets is determined by using current broadcasting industry equipment prices, solicited current market data from dealers of used broadcast equipment and used equipment price lists, catalogs and listings in trade magazines and publications. No adjustments to the carrying amounts of property and equipment have been made during 2002, 2003 or 2004.

Broadcast Licenses

Broadcast licenses acquired in conjunction with the acquisition of various radio and television stations were amortized over estimated useful lives ranging from 20 to 40 years, using the straight-line method through December 31, 2001. Beginning January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, companies are required to stop amortizing all goodwill and other intangible assets with indefinite lives (such as broadcast licenses). Instead, SFAS 142 requires that goodwill and intangible assets with indefinite lives be reviewed for impairment upon adoption of SFAS 142 and at least annually thereafter. Other intangible assets continue to be amortized over their estimated useful lives. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company.

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying values of broadcast licenses are evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio and television stations for indicators of impairment. If indicators of impairment were identified and the undiscounted cash flows estimated to be generated from these assets were less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets would be recorded, if necessary. No adjustments to the carrying amounts of broadcast licenses for impairment were made during 2003 or 2004.

Accumulated amortization of broadcast licenses totaled approximately $17,696,000 at December 31, 2003 and 2004.

Barter Transactions

Included in the consolidated statements of operations are nonmonetary transactions arising from the trading of advertising time for merchandise and services. Barter revenues and expenses are recorded at the fair market value of the goods or services received when the commercial is broadcast. The Company recognizes barter revenues when the commercial is broadcast. Barter expenses are recorded at the same time as barter revenue, which approximates the date the expenses were incurred. Barter revenue and expense totaled $638,000, $647,000 and $710,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

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

Income Taxes

The Company is a “qualified S subsidiary” for federal and California income tax purposes. As such, the Company is deemed to be part of its Parent, an “S Corporation,” for tax purposes, and the taxable income of the Company is required to be reported by the stockholders of the Parent on their respective federal and state income tax returns. California assesses a 1.5% tax on all “S Corporations” subject to certain minimum taxes. Texas does not recognize Subchapter S status and accordingly assesses a tax on individual legal entities in amount equal to the greater of either (i) 4.5% of earned surplus or (ii) 0.25% of taxable capital. Deferred taxes provided by the Company relate to the state tax impact on certain temporary differences primarily related to depreciation, amortization, deferred compensation and gain deferral on prior sales.

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may be audited by various state tax authorities. Disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws and regulations. The Company periodically evaluates its exposures associated with tax filing positions and, while it believes its positions comply with applicable laws, may record liabilities based upon estimates of the ultimate outcome of these matters.

The company’s book basis in its assets and liabilities exceeded its tax basis in such assets and liabilities by approximately $10.2 million and $24.1 million, respectively, at December 31, 2003 and 2004.

Advertising Costs

Advertising costs are expensed as incurred. The accompanying consolidated statements of operations include advertising costs (included in promotional expenses) of approximately $440,000, $519,000 and $117,000 for the years ended December 31, 2002, 2003 and 2004, respectively.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company sells broadcast time to a diverse customer base including advertising agencies and other direct customers. The Company performs credit evaluations of its customers and generally does not require collateral. The Company maintains allowances for potential losses and such losses have been within management’s expectations.

Reclassifications

Certain reclassifications have been made to the December 31, 2002 consolidated financial statements to conform with the December 31, 2003 and 2004 presentation.

Comprehensive (Loss) Income

For the years ended December 31, 2002, 2003 and 2004, comprehensive (loss) income amounted to ($7,936,972), $16,785,329 and $12,889,385, respectively. Accumulated other comprehensive income (loss) in the consolidated statements of stockholder’s equity is comprised of unrealized gains/losses on investments in marketable securities.

Offering Costs

On February 12, 2004, Liberman Broadcasting, Inc., a Delaware corporation, filed a registration statement on Form S-1 with the Securities and Exchange Commission for the proposed initial public offering of its Class A Common Stock (the Offering). The Offering has been postponed for a period in excess of 90 days and, as a result, approximately $1,450,117 of costs initially deferred in connection with the registration process were written-off during the year ended December 31, 2004. Such costs are included in Offering Costs in the accompanying consolidated statements of operations. Because the Company advanced the funds used by Liberman Broadcasting, Inc. to pay the offering costs and a portion of the Offering proceeds were to be used to repay borrowings under the Company’s credit facility, the offering costs have been charged to the Company.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 became effective immediately for all arrangements entered into after January 31,

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2003. For arrangements entered into with variable interest entities created prior to January 31, 2003, the provisions of FIN 46 become effective for the first interim or annual period ending after March 15, 2004. The Company adopted the provisions of FIN 46 in the first quarter of 2004; however, such adoption has not had an impact of the Company’s results of operations or financial position.

2. Acquisitions

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

Broadcast license	$5,601,000
Property and equipment	862,000

Total purchase price	$6,463,000

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

Broadcast license	$35,453,000
Property and equipment	189,000

Total purchase price	$35,642,000

On January 12, 2004, the Company completed its acquisition of selected assets of KMPX-TV, licensed to Decatur, Texas, pursuant to an asset purchase agreement dated as of July 14, 2003. The aggregate purchase price was approximately $37,646,000, including acquisition costs of approximately $646,000. The Company changed the format, customer base and employee base of the acquired station and allocated the purchase price as follows:

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Broadcast license	$33,351,596
Property and equipment	4,294,404

Total purchase price	$37,646,000

On July 20, 2004, the Company completed its acquisition of selected assets of radio station KNOR-FM, licensed to Krum, Texas, pursuant to an asset purchase agreement, dated as of March 18, 2004. The aggregate purchase price was approximately $16,130,000, including acquisition costs of approximately $630,000. The Company changed the format, customer base and employee base of the acquired station and the initial purchase price allocation is as follows:

Broadcast license	$16,049,000
Property and equipment	81,000

Total purchase price	$16,130,000

In connection with certain of the above acquisitions of selected radio station assets, the Company entered into local marketing agreements to operate the station until the purchase was completed. Under such agreements, the Company paid a negotiated monthly fee, provided programming for the related station, and received the related advertising revenues. The Company expensed the monthly fees as they were incurred. Local marketing agreement expense amounted to approximately $882,000, $994,000 and $0 for the years ended December 31, 2002, 2003 and 2004. The Company had no local marketing agreements in place at December 31, 2004.

3. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2003	2004
Land	$14,225,044	$14,901,013
Building and building improvements	15,318,189	25,423,207
Antennae, towers and transmitting equipment	19,166,544	25,161,456
Studio and production equipment	9,642,743	13,577,828
Record and tape libraries	347,551	659,490
Computer equipment and software	1,517,925	2,012,405
Office furnishings and equipment	1,328,467	2,214,414
Automobiles	685,925	1,125,697
Leasehold improvements	23,322	33,139
Construction in progress	7,770,391	—

Total	70,026,101	85,108,649
Less accumulated depreciation	(13,189,031)	(18,234,399)

Total property and equipment	$56,837,070	$66,874,250

At December 31, 2003, construction in progress related to the construction of a corporate office and production facility in Houston, Texas. During the year ended December 31, 2003, the Company capitalized approximately $150,000 of interest associated with the construction of a corporate office and production facility in Houston, Texas. No amounts were capitalized in 2004.

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-Term Debt

Long-term debt consists of the following (excluding the debt of Media Holdings and the Parent—see discussion below):

	December 31,
	2003	2004
2002 Revolver	$88,349,736	$—
2004 Revolver	—	129,449,736
Senior Subordinated Notes	150,000,000	150,000,000
Empire Note	2,679,073	—
2004 Empire Note	—	2,569,739

	241,028,809	282,019,475
Less current portion	(163,078)	(118,043)

	$240,865,731	$281,901,432

In July 1999, Empire Burbank Studios, Inc., a wholly owned subsidiary of the Company, issued an installment note payable to a bank for $3,250,000 (Empire Note) which bore interest at the rate of 8.13% per annum. The Empire Note was payable in monthly principal and interest payments of $31,530 and was scheduled to mature in August 2014. The borrowings under the Empire Note were secured by substantially all of the Empire assets.

On July 1, 2004, Empire refinanced the Empire Note with a new installment note for approximately $2.6 million (2004 Empire Note). The 2004 Empire Note bears interest at the rate of 5.52% per annum, and is payable in monthly principal and interest payments of $21,411 through maturity in July 2019. The borrowings under the 2004 Empire Note are secured primarily by all of Empire’s real property.

On July 9, 2002, the Company issued $150.0 million of Senior Subordinated Notes due 2012 (Senior Subordinated Notes), entered into a new $160.0 million senior revolving credit facility (2002 Revolver), repaid its former senior credit facility and loaned approximately $54.3 million to LBI Intermediate Holdings, Inc. (LBI Intermediate Holdings) pursuant to an intercompany note. The proceeds of the intercompany note were used to repay LBI Intermediate Holdings’ former senior notes (including a $2.5 million early redemption penalty that is included in interest expense). After such repayment, the Company merged with and into LBI Intermediate Holdings, at which time the intercompany note was cancelled.

The Senior Subordinated Notes bear interest at the rate of 10 1/8% per annum, and interest payments are to be made on a semi-annual basis each January 15 and July 15. LBI Media is a holding company that has no independent assets or operations other than its investment in its subsidiaries. All of LBI Media’s subsidiaries are wholly owned and provide full and unconditional joint and several guarantees of the Senior Subordinated Notes. The indenture governing the Senior Subordinated Notes contains certain restrictive covenants that, among other things, limit the Company’s ability to borrow under the 2002 Revolver. The Company could borrow up to $150.0 million under the 2002 Revolver without having to meet the restrictions contained in the indenture, but any amount over $150.0 million would be subject to the Company’s compliance with a specified leverage ratio (as defined in the indenture of the Senior Subordinated Notes). The indenture also limits the Company’s ability to pay dividends.

Amounts available under the 2002 Revolver were scheduled to begin decreasing quarterly, commencing on June 30, 2005, and continuing until maturity on September 30, 2009. Borrowings under the 2002 Revolver bore interest at the election of the Company based on either the prime rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the agreement. The applicable margin, which was based on the Company’s leverage ratio, ranged from 0.25% to 1.75% per annum for base rate loans and 1.50% to 3.00% per annum for LIBOR loans. The 2002 Revolver bore interest at floating rates (ranging from 3.69% to 3.70% at December 31, 2003), and borrowings were secured by substantially all of the Company’s assets. The Company had the option to increase its borrowing capacity under the 2002 Revolver by an additional $40.0 million ($30.0 million after the increase in the Company’s borrowing capacity described below) subject to participation by its existing lenders or new lenders acceptable to the administrative agent under the 2002 Revolver and subject to restrictions in the indenture relating to its Senior Subordinated Notes. On August 16, 2002, the Company’s borrowing capacity under the 2002 Revolver was increased by $10.0 million to $170.0 million.

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 11, 2004, the Company amended and restated the 2002 Revolver (as amended and restated, the “2004 Revolver”). The 2004 Revolver includes an initial $175.0 million revolving loan and a $5.0 million swing loan sub-facility. There are no scheduled reductions of commitments under the 2004 Revolver. In addition, the Company has the option to request its lenders to increase the amount of the 2004 Revolver by an additional $50.0 million ($5.0 million after the increases in the Company’s borrowing capacity described below) in the aggregate; however, the lenders are not obligated to do so. Borrowings under the 2004 Revolver bear interest at the election of the Company based on either the prime rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreement. The applicable margin, which is based on the Company’s total leverage ratio, ranges from 0.25% to 1.75% per annum for base rate loans and 1.50% to 3.00% per annum for LIBOR loans. As of December 31, 2004, borrowings under the 2004 Revolver bore interest at rates ranging from 4.36% to 4.42% per annum.

On August 11, 2004, the Company’s borrowing capacity under the 2004 Revolver was increased by $20.0 million to $195.0 million. On December 7, 2004, the Company’s borrowing capacity was increased by an additional $25.0 million to $220.0 million. The 2004 Revolver matures on September 30, 2010.

Borrowings under the 2004 Revolver are secured by substantially all of the tangible and intangible assets of the Company, including a first priority pledge of all capital stock of LBI Media’s subsidiaries. The 2004 Revolver also contains customary representations, affirmative and negative covenants and defaults for a senior credit facility.

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

In connection with the July 2002 refinancings described above, the Company expensed approximately $6.1 million of previously deferred financing costs relating to its former senior credit facility and senior notes.

In addition, the Company loaned approximately $1.9 million to a stockholder of the Parent at the time of the July 2002 refinancings. The loan matures in 2009 and bears interest at the applicable federal rate (2.84% per annum). The Company also repaid notes payable to the stockholders of the Parent of approximately $1.9 million.

The 2004 Revolver and Senior Subordinated Notes contain certain financial and nonfinancial covenants including restrictions on the Company’s ability to pay dividends. At December 31, 2004, the Company was in compliance with all such covenants.

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004, the Company’s long-term debt had scheduled repayments for each of the next five years as follows:

2005	$118,043
2006	124,724
2007	131,786
2008	139,247
2009	147,131

The above table does not include interest payments and scheduled repayments relating to the debt of LBI Media Holdings or the Parent and does not include any deferred compensation amounts the Company may ultimately pay. Pursuant to SEC guidelines, such debt of LBI Media Holdings and the Parent is not reflected in the Company’s financial statements as (a) the Company will not assume the debt of LBI Media Holdings or the Parent, either presently or in a planned transaction in the future; (b) the proceeds from the offering of $150 million of Senior Subordinated Notes due 2012 were not used to retire all or a part of the debt of LBI Media Holdings or the Parent; and (c) the Company does not guarantee or pledge its assets as collateral for the debt of LBI Media Holdings or the Parent. LBI Media Holdings and the Parent are holding companies that have no assets, operations or cash flows other than the investments in their subsidiaries. Accordingly, funding from the Company will be required for LBI Media Holdings and the Parent to repay their debt. The Parent’s debt is expressly subordinated and the debt of LBI Media Holdings is structurally subordinated to the 2004 Revolver and Senior Subordinated Notes. The debt of LBI Media Holdings and the Parent is described below.

On October 10, 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of Senior Discount Notes that mature in 2013 (Senior Discount Notes). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. LBI Media Holdings contributed all of the net proceeds to the Company, which it used to repay a portion of the indebtedness outstanding under the 2002 Revolver. Under the terms of the notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008 and instead the value of the notes will be increased each period until it equals $68.4 million on October 15, 2008; such accretion (approximately $978,000 and $4,629,000 for the years ended December 31, 2003 and 2004, respectively) is recorded as additional interest expense by LBI Media Holdings. Thereafter, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that LBI Media Holdings may make a cash interest election on any interest payment date prior to October 15, 2008. If LBI Media Holdings makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the date of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the date LBI Media Holdings makes such election. The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. The Senior Discount Notes are structurally subordinated to the 2002 Revolver and Senior Subordinated Notes.

On March 20, 2001, the Parent entered into an agreement whereby, in exchange for $30.0 million, it issued junior subordinated notes (Parent Subordinated Notes) and warrants to the holders of the Parent Subordinated Notes to initially acquire 14.02 shares (approximately 6.55%) of the Parent’s common stock at an initial exercise price of $.01 per share. In connection with the refinancing in July 2002 and the issuance of LBI Media Holdings’ Senior Discount Notes in October 2003 described above, the Parent amended the terms of the Parent Subordinated Notes and the related warrants. The following information gives effect to such amendments. The Parent Subordinated Notes initially bear interest at 9% per year and will bear interest at 13% per year beginning September 21, 2009. The Parent Subordinated Notes will mature on the earliest of (i) January 31, 2014, (ii) their acceleration following the occurrence and continuance of a material event of default (as defined in the agreement), (iii) a merger, sale or similar transaction involving the Parent or substantially all of the subsidiaries of the Parent, (iv) a sale or other disposition of a majority of the Parent’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of the Parent’s board of directors, and (v) the date on which the warrants issued in connection with the Parent Subordinated Notes are repurchased pursuant to the call options applicable to such warrants. Interest is not payable until maturity.

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based on the relative fair values at the date of issuance, the Parent allocated $13.6 million to the Parent Subordinated Notes and $16.4 million to the warrants. These fair values were determined by using the income and market valuation approaches. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The Parent Subordinated Notes will be accreted through January 31, 2014, up to their $30.0 million redemption value; such accretion (approximately $940,000, $926,000 and $936,000 for the years ended December 31, 2002, 2003 and 2004, respectively) is recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants are stated at fair value each reporting period ($32,600,000 at December 31, 2004), with subsequent changes in fair value being recorded as deferred financing costs and amortized to interest expense over the remaining life of the Parent Subordinated Notes.

On February 12, 2004, Liberman Broadcasting, Inc., a Delaware corporation, filed a registration statement on Form S-1 (File No. 333-112773) with the Securities and Exchange Commission for the proposed initial public offering of its Class A common stock (the “Offering”). Immediately before the anticipated Offering, Liberman Broadcasting, Inc. will merge with the Parent, a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate the Parent into a Delaware corporation. If Liberman Broadcasting completes the anticipated offering, it plans to repay all of its outstanding Parent Subordinated Notes with the net proceeds from the Offering. In addition, if Liberman Broadcasting completes the anticipated offering, it is anticipated that a portion of the net proceeds from the Offering will be contributed to the Company and used to repay a portion of the outstanding borrowings under the 2004 Revolver.

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Commitments and Contingencies

Leases

The Company leases the land, tower and/or studio space for certain stations under noncancelable operating leases that expire at various times through 2024, with some having renewal options, generally for one to five years. Rental expenses under these agreements totaled approximately $885,000, $1,288,000 and $1,536,000 during the years ended December 31, 2002, 2003 and 2004, respectively.

Future minimum lease payments by year and in the aggregate, under noncancelable operating leases, consist of the following at December 31, 2004:

2005	$1,455,000
2006	1,405,000
2007	1,333,000
2008	1,347,000
2009	1,318,000
Thereafter	9,666,000

$16,524,000

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

At December 31, 2003 and 2004, the “net value” of the Parent exceeded the base amounts set forth in certain of the respective employment agreements, and the employees had vested in approximately $8,506,000 and $11,430,000, respectively, of Incentive Compensation. As a part of the calculation of this incentive compensation, the Company used the income and market valuation approaches to determine the “net value” of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The base amounts were negotiated with each employee at the time the employment agreement was entered into. The vested amounts are shown as deferred compensation in the accompanying consolidated balance sheets; the related expense is shown as noncash employee compensation in the accompanying consolidated statements of operations.

At December 31, 2004, neither the Company nor Parent had funded any portion of the deferred compensation liability.

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

The Company is subject to pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

6. Parent Stock Repurchase Agreement

In January 1998, the Parent and its stockholders entered into a stock repurchase agreement whereby in the event any stockholder of the Parent would die or seek to dispose of their stock, the Parent and remaining stockholders of the Parent would have had the right to acquire such stock. This stock purchase agreement was terminated in February 2004 and no party had exercised any rights under such agreement prior to its termination.

7. Related Party Transactions

The Company’s national sales representative, Spanish Media Rep Team, Inc. (SMRT) is an entity owned by the stockholders of the Parent. The Company was charged approximately $1,339,000, $2,201,000 and $1,974,000 from this entity during the years ended December 31, 2002, 2003 and 2004, respectively. Such amounts, which the Company believes represent market rates, are included in selling expenses in the accompanying consolidated statements of operations. The Company is considering merging SMRT’s operations into its operations within the next year on terms the Company believes will be on an arm’s length basis.

The Company owed SMRT approximately $189,000 and $0 as of December 31, 2003 and 2004, respectively. Such amounts are included in amounts due to related parties in the accompanying consolidated balance sheets.

The Company had approximately $2,735,000 and $3,270,000 due from stockholders of the Parent and from affiliated companies at December 31, 2003 and 2004, respectively. The Company loaned approximately $1,917,000 to a stockholder of the Parent in July 2002. These loans bear interest at the applicable federal rate and mature through July 2009. Additionally, at the direction of the stockholders of the Parent, the Company has made advances to certain religious and charitable organizations and individuals totaling approximately $118,000 and $102,000 at December 31, 2003 and 2004, respectively. These loans and advances, plus accrued interest, are included in amounts due from related parties and notes receivable from related parties in the accompanying consolidated balance sheets. During 2003, the Company forgave approximately $516,000 in advances made to certain organizations. No advances were forgiven in 2004.

8. Defined Contribution Plan

In 1999, the Company established a 401(k) defined contribution plan (the Plan), which covers all eligible employees (as defined in the Plan). Participants are allowed to make nonforfeitable contributions up to [15%] of their annual salary, including commissions, up to the maximum IRS allowable amount. The Company is allowed to contribute a discretionary amount to the Plan. For the years ended December 31, 2002, 2003 and 2004, the Company made no discretionary contributions to the Plan.

9. Segment Data

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The Company has two reportable segments—radio operations and television operations.

Management uses operating income before depreciation, impairment of broadcast license, noncash employee compensation and offering costs as its measure of profitability for purposes of assessing performance and allocating resources.

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ending December 31,
	2002	2003	2004
Net revenues:
Radio operations	$39,310,629	$45,630,561	$44,779,821
Television operations	31,685,174	38,406,262	46,655,586

Consolidated net revenues	$70,995,803	$84,036,823	$91,435,407

Operating expenses, excluding depreciation, impairment of broadcast license, noncash employee compensation and offering costs:
Radio operations	$18,624,114	$21,722,375	$21,594,882
Television operations	15,157,535	19,624,008	25,486,605

Consolidated operating expenses, excluding depreciation, impairment of broadcast license, noncash employee compensation and offering costs:	$33,781,649	$41,346,383	$47,081,487

Operating income before depreciation, impairment of broadcast license, noncash employee compensation and offering costs:
Radio operations	$20,686,515	$23,908,186	$23,184,939
Television operations	16,527,639	18,782,254	21,168,981

Consolidated operating income before depreciation, impairment of broadcast license, noncash employee compensation and offering costs.	$37,214,154	$42,690,440	$44,353,920

Depreciation expense:
Radio operations	$1,420,681	$1,411,432	$2,123,144
Television operations	1,710,420	2,099,391	3,002,279

Consolidated depreciation expense	$3,131,101	$3,510,823	$5,125,423

Impairment of broadcast license:
Television operations	$1,750,000	$—	$—

Consolidated impairment of broadcast license	$1,750,000	$—	$—

Noncash employee compensation:
Radio operations	$3,642,000	$2,226,000	$2,924,000

Consolidated noncash employee compensation	$3,642,000	$2,226,000	$2,924,000

Offering costs:
Radio operations	$—	$—	$710,557
Television operations	—	—	739,560

Consolidated offering costs	$—	$—	$1,450,117

Operating income:
Radio operations	$15,623,834	$20,270,754	$17,427,238
Television operations	13,067,219	16,682,863	17,427,142

Consolidated operating income	$28,691,053	$36,953,617	$34,854,380

Total assets:
Radio operations	$133,313,667	$173,949,221	$191,395,605
Television operations	125,100,315	131,074,486	170,628,404
Corporate	15,552,538	25,946,500	26,332,459

Total consolidated assets	$273,966,520	$330,970,207	$388,356,468

Reconciliation of operating income before depreciation, impairment of broadcast license, noncash employee compensation and offering costs to income before income taxes and cumulative effective of accounting change:

Operating income before depreciation, impairment of broadcast license, noncash employee compensation and offering costs	$37,214,154	$42,690,440	$44,353,920
Depreciation	(3,131,101)	(3,510,823)	(5,125,423)
Impairment of broadcast license	(1,750,000)	—	—
Noncash employee compensation	(3,642,000)	(2,226,000)	(2,924,000)
Offering costs	—	—	(1,450,117)
Interest expense	(28,195,902)	(20,258,907)	(21,170,838)
Interest and other income	137,750	97,714	141,008
(Loss) gain on sale of property and equipment	(388,169)	(4,000)	2,354

Income before income taxes and cumulative effect of accounting change	$244,732	$16,788,424	$13,826,904

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2002, 2003 and 2004.

	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
2002:
Allowance for doubtful accounts	$161,030	$861,660	$(394,952)	$627,738

2003:
Allowance for doubtful accounts	$627,738	$1,066,154	$(728,760)	$965,132

2004:
Allowance for doubtful accounts	$965,132	$955,309	$(607,676)	$1,312,765

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of LBI Media, Inc., including amendments thereto(1)

3.2	Certificate of Ownership of LBI Intermediate Holdings, Inc., dated July 9, 2002(1)

3.3	Bylaws of LBI Media, Inc.(1)

3.4	Articles of Incorporation of Liberman Television of Houston, Inc., including amendments thereto(1)

3.5	Bylaws of Liberman Television of Houston, Inc.(1)

3.6	Articles of Incorporation of KZJL License Corp., including amendments thereto(1)

3.7	Bylaws of KZJL License Corp.(1)

3.8	Articles of Incorporation of Liberman Television, Inc.(1)

3.9	Bylaws of Liberman Television, Inc.(1)

3.10	Articles of Incorporation of KRCA Television, Inc., including amendments thereto(1)

3.11	Bylaws of KRCA Television, Inc. (1)

3.12	Articles of Incorporation of KRCA License Corp., including amendments thereto(1)

3.13	Bylaws of KRCA License Corp.(1)

3.14	Articles of Incorporation of Liberman Broadcasting, Inc., a California corporation, including amendments thereto(1)

3.15	Bylaws of Liberman Broadcasting, Inc., a California corporation(1)

3.16	Articles of Incorporation LBI Radio License Corp., including amendments thereto(1)

3.17	Bylaws of LBI Radio License Corp.(1)

3.18	Articles of Incorporation of Liberman Broadcasting of Houston, Inc., including amendments thereto(1)

3.19	Bylaws of Liberman Broadcasting of Houston, Inc.(1)

3.20	Articles of Incorporation of Liberman Broadcasting of Houston License Corp., including amendments thereto(1)

3.21	Bylaws of Liberman Broadcasting of Houston License Corp.(1)

3.22	Articles of Incorporation of Empire Burbank Studios, Inc., including amendments thereto(1)

3.23	Bylaws of Empire Burbank Studios, Inc. (1)

4.1	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee(1)

10.1	Amended and Restated Credit Agreement, dated June 11, 2004, by and among LBI Media, Inc., the guarantors named therein, Credit Suisse First Boston, as administrative agent and lender, and certain other lenders named therein (3)

10.2	First Amendment to Amended and Restated Credit Agreement, dated December 15, 2004, by and among LBI Media, Inc., the guarantors named therein, Credit Suisse First Boston, as administrative agent and lender, and certain other lenders named therein*

10.3	Indenture governing LBI Media Holdings’ 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2).

10.4	Note Secured by Deed of Trust, dated July 15, 1999, by Empire Burbank Studios, Inc., a California corporation in favor of the City National Bank(1)

10.5	Securities Purchase Agreement dated March 20, 2001, by and between LBI Holdings I, Inc. and the purchasers named therein, as amended(1)

10.6	First Amendment to Securities Purchase Agreement, Warrant Agreement, and Subordination and Intercreditor Agreements dated as of July 9, 2002, by and among LBI Holdings I, Inc., the purchasers listed on the signature page thereof, Fleet National Bank, and Oaktree Capital Management, LLC(1)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.7	Second Amendment to Securities Purchase Agreement, Warrant Agreement, and Subordination and Intercreditor Agreements dated as of October 10, 2003, by and among LBI Holdings I, Inc., the purchasers listed on the signature page thereof, and Fleet National Bank (2)

10.8	Warrant Agreement dated March 20, 2001, by and between LBI Holdings I, Inc. and the purchasers named therein, as amended(1)

10.9	Subordination and Intercreditor Agreement dated March 20, 2001, by and between LBI Holdings I, Inc., the subordinated creditors listed therein and Fleet National Bank, as administrative agent, as amended(1)

10.10	Asset Purchase Agreement dated as of July 14, 2003, among Word of God Fellowship, Inc., LBI Media, Inc., Liberman Television of Dallas, Inc. and Liberman Television of Dallas License Corp. relating to the acquisition of KMPX (2)

10.11	Asset Purchase Agreement dated as of March 18, 2004, among A.M. & P.M. Broadcasters, LLC, LBI Media, Inc., Liberman Broadcasting of Dallas, Inc. and Liberman Broadcasting of Dallas License Corp. relating to the acquisition of KNOR (4)

10.12	Time Brokerage Agreement of KVNR, dated August 4, 2002, by and among Liberman Broadcasting, Inc., LBI Radio License Corp and Little Saigon Radio (1)

10.13	Promissory Note dated December 20, 2001 issued by Lenard D. Liberman in favor of LBI Media, Inc.(1)

10.14	Promissory Note dated December 20, 2001 by Jose Liberman in favor of LBI Media, Inc.(1)

10.15	Promissory Note dated June 14, 2002 issued by Lenard D. Liberman in favor of LBI Media, Inc.(1)

10.16	Promissory Note dated July 9, 2002 issued by Lenard Liberman in favor of LBI Media, Inc. (1)

10.17	Promissory Note dated July 29, 2002 issued by Jose Liberman in favor of LBI Media, Inc.(1)

21.1	Subsidiaries of LBI Media, Inc. *

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
(1)	Incorporated by reference to LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).
(2)	Incorporated by reference to LBI Media Holdings’ Registration Statement on Form S-4, filed with the Securities and Exchange Commission October 30, 2003, as amended (File No. 333-110122) (2).
(3)	Incorporated by reference to LBI Media’s Form 8-K filed with the Securities and Exchange Commission on June 18, 2004 (File No. 333-100330).
(4)	Incorporated by reference to LBI Media’s Annual Report on Form 10K filed with the Securities and Exchange Commission on March 30, 2004 (File No. 333-110122).