Form 10-Q
period 2005-03-31
LBI MEDIA INC
filed 2005-05-16
CIK 1192503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-100330

LBI MEDIA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	05-0584918
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

As of May 16, 2005, there were approximately 100 shares outstanding of Common Stock, $0.01 par value.

LBI MEDIA, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	March 31, 2005
	(Note 1)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,742,299	$3,018,928
Short-term investments	33,860	38,440
Accounts receivable (less allowance for doubtful accounts of $1,312,765 as of December 31, 2004 and $1,249,382 as of March 31, 2005)	13,563,455	12,142,499
Current portion of program rights, net	878,570	870,361
Amounts due from related parties	705,939	847,111
Current portion of employee advances	81,973	64,101
Prepaid expenses and other current assets	1,214,839	1,124,987

Total current assets	22,220,935	18,106,427
Property and equipment, net	66,874,250	67,053,431
Program rights, excluding current portion	1,617,518	1,479,767
Notes receivable from related parties	2,586,098	2,602,700
Employee advances, excluding current portion	762,292	761,229
Deferred financing costs, net	5,046,009	4,915,428
Broadcast licenses, net	288,809,598	288,815,657
Other assets	439,768	472,161

Total assets	$388,356,468	$384,206,800

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued expenses	$3,759,067	$2,730,489
Accrued interest	7,864,146	4,180,679
Program rights payable	33,500	58,752
Current portion of long-term debt	118,043	119,677

Total current liabilities	11,774,756	7,089,597
Long-term debt, excluding current portion	281,901,432	280,870,894
Deferred compensation	11,430,000	11,136,000
Deferred state income taxes	766,928	766,928
Other liabilities	333,460	409,328
Commitments and contingencies
Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares —1,000 Issued and outstanding shares —100	1	1
Additional paid-in capital	61,457,931	61,457,931
Retained earnings	20,692,384	22,471,965
Accumulated other comprehensive (loss) income	(424)	4,156

Total stockholder’s equity	82,149,892	83,934,053

Total liabilities and stockholder’s equity	$388,356,468	$384,206,800

See accompanying notes.

LBI MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2004	2005
Net revenues	$19,372,295	$20,536,877
Operating expenses:
Program and technical, exclusive of noncash employee compensation of $245,000 and ($75,000) for the three months ended March 31, 2004 and 2005, respectively, and depreciation shown below	3,572,477	4,121,863
Promotional, exclusive of depreciation shown below	381,301	276,164
Selling, general and administrative, exclusive of noncash employee compensation of $816,000 and ($219,000) for the three months ended March 31, 2004 and 2005, respectively, and depreciation shown below	6,718,283	7,425,294
Noncash employee compensation	1,061,000	(294,000)
Depreciation	1,124,563	1,487,463

Total operating expenses	12,857,624	13,016,784

Operating income	6,514,671	7,520,093
Interest expense	(5,125,736)	(5,738,666)
Interest and other income	24,123	29,554

Income before income taxes	1,413,058	1,810,981
Provision for income taxes	(31,678)	(31,400)

Net income	$1,381,380	$1,779,581

See accompanying notes.

LBI MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2005
Operating activities
Net income	$1,381,380	$1,779,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,124,563	1,487,463
Amortization of deferred financing costs	153,869	198,435
Noncash employee compensation	1,061,000	(294,000)
Provision for doubtful accounts	198,513	195,869
Changes in operating assets and liabilities:
Accounts receivable	2,899,345	1,225,087
Program rights	301,874	145,960
Amounts due from related parties	(15,021)	(141,172)
Prepaid expenses and other current assets	174,852	89,852
Employee advances	(1,553)	18,935
Accounts payable and accrued expenses	264,859	(1,028,578)
Accrued interest	(3,591,461)	(3,683,467)
Program rights payable	(27,000)	25,252
Amounts due to related parties	(53,504)	—
Deferred state income tax payable	24,198	—
Other assets and liabilities	(189,419)	26,873

Net cash provided by operating activities	3,706,495	46,090

Investing activities
Purchase of property and equipment	(3,502,195)	(1,666,644)
Acquisition of radio and television station property and equipment	(7,000,000)	—
Acquisition costs	(70,543)	—
Acquisition of broadcast licenses	(28,631,294)	(6,059)
Amounts deposited in escrow for the acquisition of broadcast licenses	(750,000)	—

Net cash used in investing activities	(39,954,032)	(1,672,703)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings, net of financing costs	35,842,396	1,032,146
Payments on long-term debt and bank borrowings	(5,289,720)	(2,128,904)
Distributions to Parent	(776,028)	—

Net cash provided by (used in) financing activities	29,776,648	(1,096,758)

Net decrease in cash and cash equivalents	(6,470,889)	(2,723,371)
Cash and cash equivalents at beginning of period	6,670,129	5,742,299

Cash and cash equivalents at end of period	$199,240	$3,018,928

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,544,680	$9,205,108

Income taxes	$—	$—

See accompanying notes.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business and Basis of Presentation

LBI Media, Inc. was incorporated in California as LBI Holdings II and was a wholly owned subsidiary of LBI Intermediate Holdings, Inc., which was a wholly owned subsidiary of LBI Holdings I, Inc. (the “Parent”). LBI Intermediate Holdings, Inc. and LBI Holdings II were holding companies with substantially no assets, operations or cash flows other than their investment in their subsidiaries. Before the July 2002 issuance of senior subordinated notes (see Note 4), LBI Holdings II changed its name to LBI Media, Inc. and after the issuance of the senior subordinated notes, LBI Intermediate Holdings, Inc. merged into LBI Media, Inc. (“LBI Media”).

Pursuant to an Assignment and Exchange Agreement dated September 29, 2003 between the Parent and LBI Media Holdings, Inc. (“LBI Media Holdings”), the Parent assigned to LBI Media Holdings all of its right, title and interest in 100 shares of common stock of LBI Media (constituting all of the outstanding shares of LBI Media) in exchange for 100 shares of common stock of LBI Media Holdings. Thus, upon consummation of the exchange, LBI Media became a wholly owned subsidiary of LBI Media Holdings. LBI Media is a holding company with substantially no assets, operations or cash flows other than its investment in its subsidiaries.

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

The Company’s television studio facility is owned and operated by its wholly owned subsidiary, Empire Burbank Studios, Inc. (“Empire”), in Burbank, California.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. The condensed consolidated financial statements should be read in conjunction with the Company’s December 31, 2004 consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K (the “Annual Report”). All terms used but not defined elsewhere herein have the meanings ascribed to them in the Annual Report.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

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

The carrying value of broadcast licenses is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio and television stations for indicators of impairment. If indicators of impairment are identified and the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. The fair value of the Company’s broadcast licenses is determined using

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the discounted cash flow approach. This approach requires the projection of future cash flows and the restatement of these cash flows into their present valuation equivalent through the use of a discount rate. No adjustments to the carrying amounts of broadcast licenses for impairment were made during the three months ended March 31, 2004 and 2005.

Accumulated amortization of broadcast licenses totaled approximately $17,696,000 at December 31, 2004 and March 31, 2005.

4.	Long-Term Debt

Long-term debt consists of the following (not including the debt of LBI Media Holdings and the Parent – see discussion below):

	December 31, 2004	March 31, 2005
2004 Revolver	$129,449,736	$128,449,736
Senior Subordinated Notes	150,000,000	150,000,000
2004 Empire Note	2,569,739	2,540,835

	282,019,475	280,990,571
Less current portion	(118,043)	(119,677)

	$281,901,432	$280,870,894

In July 1999, Empire, a wholly owned subsidiary of the Company, issued an installment note payable that was secured by substantially all of the Empire assets. On July 1, 2004, Empire refinanced this note with a new installment note payable for approximately $2.6 million (the “2004 Empire Note”). The 2004 Empire Note bears interest at the rate of 5.52% per annum and is payable in monthly principal and interest payments of $21,411 through maturity in July 2019. The borrowings under the 2004 Empire Note are secured primarily by all of Empire’s real property.

On July 9, 2002, the Company issued $150.0 million of senior subordinated notes due 2012 (the “Senior Subordinated Notes”), entered into a new $160.0 million senior revolving credit facility (the “2002 Revolver”), repaid its former senior credit facility and loaned approximately $54.3 million to LBI Intermediate Holdings, Inc. (“LBI Intermediate Holdings”) pursuant to an intercompany note (the “July 2002 Refinancing”). The proceeds from the intercompany note were used to repay LBI Intermediate Holdings’ former senior notes (including a $2.5 million early redemption penalty). After such repayment, the Company merged with and into LBI Intermediate Holdings, at which time the intercompany note was cancelled.

The Senior Subordinated Notes bear interest at the rate of 10 1/8% per annum, and interest payments are to be made on a semi-annual basis each January 15 and July 15. LBI Media is a holding company that has no independent assets or operations, other than its investment in its subsidiaries. All of LBI Media’s subsidiaries are wholly owned and provide full and unconditional joint and several guarantees of the Senior Subordinated Notes. The

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

indenture governing the Senior Subordinated Notes contains certain restrictive covenants that, among other things, limit the Company’s ability to borrow under its senior credit facility. The Company could borrow up to $150.0 million under its senior credit facility without having to meet the restrictions contained in the indenture, but any amount over $150.0 million would be subject to the Company’s compliance with a specified leverage ratio (as defined in the indenture governing the Senior Subordinated Notes). The indenture also limits the Company’s ability to pay dividends.

On June 11, 2004, the Company amended and restated the 2002 Revolver (as amended and restated, the “2004 Revolver”). The 2004 Revolver includes an initial $175.0 million revolving loan facility and a $5.0 million swing loan sub-facility. There are no scheduled reductions of commitments under the 2004 Revolver. In addition, the Company has the option to request its lenders to increase the amount of the 2004 Revolver by an additional $50.0 million ($5.0 million after the increase in the Company’s borrowing capacity described below) in the aggregate; however, the lenders are not obligated to do so. Borrowings under the 2004 Revolver bear interest at the election of the Company, based on either the prime rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreement. The applicable margin, which is based on the Company’s total leverage ratio, ranges from 0.25% to 1.75% per annum for base rate loans and 1.50% to 3.00% per annum for LIBOR loans. As of March 31, 2005, borrowings under the 2004 Revolver bore interest at rates ranging from 5.19% to 5.50% per annum.

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

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The 2004 Revolver and Senior Subordinated Notes contain certain financial and non-financial covenants including restrictions on the Company’s ability to pay dividends. At March 31, 2005, the Company was in compliance with all such covenants.

As of March 31, 2005, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years as follows:

2005	$89,137
2006	124,724
2007	131,786
2008	139,247
2009	147,131

$632,025

The above table does not include interest payments or scheduled repayments relating to debt of LBI Media Holdings or the Parent and does not include any deferred compensation amounts the Company may ultimately pay. Pursuant to SEC guidelines, such debt of LBI Media Holdings and the Parent is not reflected in the Company’s financial statements because (a) the Company will not assume the debt of LBI Media Holdings or the Parent, either presently or in a planned transaction in the future; (b) the proceeds from the offering of the Senior Subordinated Notes in July 2002 were not used to retire all or a part of the debt of LBI Media Holdings or the Parent; and (c) the Company does not guarantee or pledge its assets as collateral for the debt of LBI Media Holdings or the Parent. LBI Media Holdings and the Parent are holding companies that have no assets, operations or cash flows other than the investments in their subsidiaries. Accordingly, funding from the Company will be required for LBI Media Holdings and the Parent to repay their debt. The Parent’s debt is expressly subordinated and the debt of LBI Media Holdings is structurally subordinated in right of payment to the 2004 Revolver and Senior Subordinated Notes. The debt of LBI Media Holdings and the Parent is described below.

On October 10, 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. LBI Media Holdings contributed all of the net proceeds from the offering to the Company, which it used to repay a portion of the indebtedness outstanding under the 2002 Revolver. Under the terms of the Senior Discount Notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008, and instead, the value of the notes will increase each period until it equals $68.4 million on October 15, 2008; such accretion (approximately $1.1 million and $1.2 million, respectively, for the three months ended March 31, 2004 and 2005) is recorded as additional interest expense by LBI Media Holdings. After October 15, 2008, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that LBI Media Holdings may make a cash interest election on any interest payment date prior to October 15, 2008. If LBI Media Holdings makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the date of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the date LBI Media Holdings makes such election.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Based on the relative fair values at the date of issuance, the Parent allocated $13.6 million to the Parent Subordinated Notes and $16.4 million to the warrants. These fair values were determined by using the income and market valuation approaches. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The Parent Subordinated Notes will be accreted through January 31, 2014, up to their $30.0 million redemption value; such accretion (approximately $228,000 and $237,000 during the three months ended March 31, 2004 and 2005, respectively) is recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants are stated at fair value each reporting period (approximately $31,100,000 at March 31, 2005) with subsequent changes in fair value being recorded as deferred financing costs and amortized to interest expense over the remaining life of the Parent Subordinated Notes.

On February 12, 2004, Liberman Broadcasting, Inc., a Delaware corporation, filed a registration statement on Form S-1 (File No. 333-112773) with the Securities and Exchange Commission for the proposed initial public offering of its Class A common stock (the “Offering”). Immediately before the anticipated Offering, Liberman Broadcasting, Inc. will merge with the Parent, a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate the Parent into a Delaware corporation. If Liberman Broadcasting completes the anticipated Offering, it plans to repay all of its outstanding Parent Subordinated Notes with the net proceeds from the Offering. If Liberman Broadcasting completes the anticipated Offering, it is also anticipated that a portion of the net proceeds from the Offering will be contributed to LBI Media and used to repay a portion of the outstanding borrowings under the 2004 Revolver. In addition, Liberman Broadcasting may contribute a portion of the net proceeds from the Offering to LBI Media Holdings to redeem a portion of the accreted value of LBI Media Holdings’ Senior Discount Notes. As of May 11, 2005, the Offering has not been consummated and there is no fixed date at this time to consummate the Offering.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Acquisitions

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

Broadcast license	$33,351,596
Property and equipment	4,294,404

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

$16,130,000

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

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

publicly traded, the Company may elect to pay all or a portion of the deferred compensation in the form of common stock of the Parent.

At December 31, 2004 and March 31, 2005, the “net value” of the Parent exceeded the base amounts set forth in certain of the respective employment agreements, and the employees had vested in approximately $11,430,000 and $11,136,000, respectively, of Incentive Compensation. As a part of the calculation of this incentive compensation, the Company used the income and market valuation approaches to estimate the “net value’ of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The base amounts were negotiated with each employee at the time the employment agreement was entered into. The vested amounts are shown as deferred compensation in the accompanying consolidated balance sheets; the related expense is shown as noncash employee compensation in the accompanying consolidated statements of operations.

At March 31, 2005, neither the Company nor Parent had funded any portion of the deferred compensation liability.

7.	Related Party Transactions

The Company’s national sales representative, Spanish Media Rep Team, Inc. (“SMRT”), is an entity owned by the stockholders of the Parent. The Company was charged approximately $320,000 and $335,000 during the three months ended March 31, 2004 and 2005, respectively. Such amounts, which the Company believes represent market rates, are included in selling expenses in the accompanying condensed consolidated statements of operations.

On April 27, 2005, SMRT merged with and into Liberman Broadcasting, Inc. (“LBI”), a wholly owned subsidiary of the Company. LBI paid $5,086,000 for the shares of common stock of SMRT. As this transaction is between entities under common control, it will be accounted for at historical cost.

The Company had approximately $3,270,000 and $3,427,000 due from stockholders of the Parent and from affiliated companies at December 31, 2004 and March 31, 2005, respectively. The Company loaned approximately $1,917,000 to a stockholder of Parent in July 2002. These loans bear interest at the applicable federal rate and mature through July 2009. Additionally, at the direction of the stockholders of the Parent, the Company has made advances to certain religious and charitable organizations and individuals totaling approximately $102,000 at December 31, 2004 and March 31, 2005. These loans and advances, plus accrued interest, are included in amounts due from related parties and other assets in the accompanying condensed consolidated balance sheets.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (LDL), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its television stations.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Comprehensive Income

Comprehensive income, which includes net income plus unrealized gains (losses) on investments in marketable securities, amounted to approximately $1,378,750 and $1,784,161 for the three months ended March 31, 2004 and 2005, respectively.

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

	Three Months Ended March 31,
	2004	2005
Net revenues:
Radio operations	$8,951,104	$9,631,748
Television operations	10,421,191	10,905,129

Consolidated net revenues	19,372,295	20,536,877

Operating expenses, excluding depreciation and noncash employee compensation:
Radio operations	4,809,927	4,958,400
Television operations	5,862,134	6,864,921

Consolidated operating expenses, excluding depreciation and noncash employee compensation	10,672,061	11,823,321

Operating income before depreciation and noncash employee compensation:
Radio operations	4,141,177	4,673,348
Television operations	4,559,057	4,040,208

Consolidated operating income before depreciation and noncash employee compensation	8,700,234	8,713,556

Depreciation expense:
Radio operations	461,609	580,150
Television operations	662,954	907,313

Consolidated depreciation expense	1,124,563	1,487,463

Noncash employee compensation:
Radio operations	1,061,000	(294,000)

Consolidated noncash employee compensation	1,061,000	(294,000)

Operating income:
Radio operations	2,618,568	4,387,198
Television operations	3,896,103	3,132,895

Consolidated operating income	$6,514,671	$7,520,093

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2004	2005
Total assets:
Radio operations	$172,698,316	$200,901,166
Television operations	167,702,425	165,943,529
Corporate	19,484,129	17,362,105

Consolidated total assets	$359,884,870	$384,206,800

Reconciliation of operating income before depreciation and noncash employee compensation to income before income taxes:
Operating income before depreciation and noncash employee compensation	$8,700,234	$8,713,556
Depreciation	(1,124,563)	(1,487,463)
Noncash employee compensation	(1,061,000)	294,000
Interest expense	(5,125,736)	(5,738,666)
Interest and other income	24,123	29,554

Income before income taxes	$1,413,058	$1,810,981

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements included elsewhere in this Quarterly Report and the audited financial statements for the year ended December 31, 2004, included in our Annual Report on Form 10-K (File No. 333-100330). This Quarterly Report contains, in addition to historical information, forward-looking statements, which involve risk and uncertainties. The words “believe”, “expect”, “estimate”, “may”, “will”, “could”, “plan”, or “continue”, and similar expressions are intended to identify forward-looking statements. Our actual results could differ significantly from the results discussed in such forward-looking statements.

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

Our primary expenses are employee compensation, including commissions paid to our sales staff, promotion, selling, programming and engineering expenses, commissions paid to our national representative firm, SMRT, general and administrative expenses and interest expense. Our programming expenses for television consist of costs related to the production of original programming content, production of local newscasts and the acquisition of programming content from other sources. Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay interest on our debt. We may need to pursue one or more alternative strategies in the future to meet our debt obligations, such as selling assets, refinancing or restructuring our indebtedness or selling equity securities. If Liberman Broadcasting completes its initial public offering, we expect some of the proceeds will be contributed to us for repayment of our outstanding debt.

We are organized as a Delaware corporation and are a “qualified S subsidiary” under federal and California state tax laws. As such, we are deemed for tax purposes to be part of our parent, an “S corporation,” and our taxable income is reported by the shareholders of LBI Holdings I, on their respective federal and state income tax returns.

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

Liberman Broadcasting, Inc., a Delaware corporation, currently has filed a registration statement on Form S-1 (File No. 333-112773) for the initial public offering of its Class A common stock. Immediately before the anticipated offering, Liberman Broadcasting, Inc. will merge with our indirect parent, LBI Holdings, I, Inc., a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate our parent into a Delaware corporation. In this report, “Liberman Broadcasting” refers to LBI Holdings I, Inc. before the merger and Liberman Broadcasting, Inc. after the merger, each on an unconsolidated basis. Notwithstanding the foregoing, we can provide no assurance that the anticipated initial public offering will be consummated in the near future, or at all.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended March 31,
	2004	2005
Net revenues:
Radio	$8,951,104	$9,631,748
Television	10,421,191	10,905,129

Total	$19,372,295	$20,536,877

Total operating expenses before noncash employee compensation and depreciation:
Radio	$4,809,927	$4,958,400
Television	5,862,134	6,864,921

Total	$10,672,061	$11,823,321

Noncash employee compensation:
Radio	$1,061,000	$(294,000)
Television	—	—

Total	$1,061,000	$(294,000)

Depreciation:
Radio	$461,609	$580,150
Television	662,954	907,313

Total	$1,124,563	$1,487,463

Operating income:
Radio	$2,618,568	$4,387,194
Television	3,896,103	3,132,895

Total	$6,514,671	$7,520,089

Adjusted EBITDA (1):
Radio	$4,141,177	$4,673,348
Television	4,559,057	4,040,208

Total	$8,700,234	$8,713,556

Total assets:
Radio	$172,698,316	$200,901,166
Television	167,702,425	165,943,529
Corporate	19,484,129	17,362,105

Total	$359,884,870	$384,206,800

(1)	We define Adjusted EBITDA as net income (loss) plus cumulative effect of accounting change, income tax expense, (loss) gain on sale of property and equipment, net interest expense, depreciation and noncash employee compensation. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of certain noncash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income and net income. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures.”

The table set forth below reconciles net cash provided by operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Three Months Ended March 31,
	2004	2005
Net cash provided by operating activities	$3,706,495	$46,090
Add:
Income tax expense	31,678	31,400
Interest expense, net	5,101,613	5,709,112
Less:
Amortization of deferred financing costs	(153,869)	(198,435)
Provision for doubtful accounts	(198,513)	(195,869)
Changes in operating assets and liabilities:
Accounts receivable	(2,899,345)	(1,225,087)
Program rights	(301,874)	(145,960)
Amounts due from related parties	15,021	141,172
Prepaid expenses and other current assets	(174,852)	(89,852)
Employee advances	1,553	(18,935)
Accounts payable and accrued expenses	(264,859)	1,028,578
Accrued interest	3,591,461	3,683,467
Program rights payable	27,000	(25,252)
Amounts due to related parties	53,504	—
Deferred state income tax payable	(24,198)	—
Other assets and liabilities	189,419	(26,873)

Adjusted EBITDA	$8,700,234	$8,713,556

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net Revenues. Net revenues increased by $1.1 million, or 6.0%, to $20.5 million for the three months ended March 31, 2005, from $19.4 million for the same period in 2004. This increase was attributable to increased advertising from our radio and television segments, in particular our incremental revenue growth from our radio and television stations in Los Angeles and from KMPX-TV, our Dallas-Fort Worth station acquired in January 2004. Our percentage increase in revenue growth was partially dampened by strong results posted during the first quarter of 2004, when our revenues increased 17.7% from the first quarter of 2003.

Net revenues for our radio segment increased by $0.6 million, or 7.6%, to $9.6 million for the three months ended March 31, 2005, from $9.0 million for the same period in 2004. This increase was primarily attributable to increased local and national advertising revenues.

Net revenues for our television segment increased by $0.5 million, or 4.6%, to $10.9 million for the three months ended March 31, 2005, from $10.4 million for the same period in 2004. This increase was attributable to revenue growth in our Los Angeles and Dallas markets. Our percentage increase in revenue growth for our television segment was partially dampened by strong results posted during the first quarter of 2004, when our revenues for our television segment increased 35.7% from the first quarter of 2003.

The overall increase in net revenues for our television segment was offset in part by a decline in revenues from the leasing of our television production facility, Empire Burbank Studios, Inc. This resulted from an increase in the use of the facility for the production of in-house programming, thereby reducing available leasing space. We expect to continue using space in our production facility primarily to produce our internal programs and therefore expect future leasing revenues to be minimal. As a result, we believe that in order to provide a comparable basis for evaluating our results for the three months ended March 31, 2005 compared to the same period in 2004, it is necessary to exclude net revenues of $0.1 million generated from leasing this facility in the three months ended March 31, 2004. Excluding the results relating to the leasing of our television production facility, net revenues for our television segment increased by $0.6 million, or 5.9%, to $10.9 million for the three months ended March 31, 2005, from $10.3 million for the same period in 2004. Below is a reconciliation of net revenues for our television segment, prepared and presented in accordance with U.S. generally accepted accounting principles, to net revenues excluding leasing revenues from our production facility:

	Three months ended March 31,
	2004	2005
	(in thousands)
Net revenues for television segment	$10,421	$10,905
Less: Television production facility leasing revenues	(122)	—

Net revenues for television segment excluding production facility leasing revenues	$10,299	$10,905

We currently anticipate net revenue growth for 2005 from both our radio and television segments due to increased advertising time sold and increased advertising rates. Our programming, focused sales strategy and the expected continued demand for Spanish-language advertising should continue to increase our advertising time sold and advertising rates in 2005 for both segments.

Total operating expenses. Total operating expenses increased by $0.2 million, or 1.2%, to $13.0 million for the three months ended March 31, 2005 from $12.8 million for the same period in 2004. This increase was due to:

(1)	a $0.6 million increase in program and technical expenses primarily related to (a) additional production of in-house television programs, (b) incremental expenses related to our new television station in the Dallas-Fort Worth market, which began operations in January 2004 and (c) higher music license fees,

(2)	a $0.7 million increase in selling, general and administrative expenses due to (a) higher salaries, commissions and other selling expenses, reflecting net revenue growth in our radio and television segments, (b) additional operating expenses related to the operation of our recently acquired television station, KMPX-TV, in January 2004 and (c) moderate increases in other general and administrative expenses associated with our revenue growth,

(3)	a $0.4 million increase in depreciation expense, primarily due to increased capital expenditures for our existing properties,

(4)	a $1.4 million decrease in noncash employee compensation. Our deferred compensation liability can increase in future periods based on changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our parent, Liberman Broadcasting, and

(5)	a $0.1 million decrease in outside promotional expenses.

We believe that our total operating expenses will continue to increase through the end of 2005 due to increased programming costs for our radio and television segments and increased sales commissions and administrative expenses associated with our anticipated net revenue growth. Our television programming expenses will likely continue to increase for the duration of 2005 due to additional in-house programming. Continued growth in expenses may also occur as a result of the acquisition of radio and television assets that we may complete. We anticipate that the growth rate of our 2005 total operating expenses, excluding noncash employee compensation, will be lower than the growth rate of our 2005 net revenue. This expectation could be negatively impacted by the number and size of additional radio and television assets that we may acquire, if any, and expenses related to our indirect parent being a publicly traded company if the proposed initial public offering of its Class A common stock is completed in 2005.

Total operating expenses for our radio segment decreased by $1.1 million, or 17.2%, to $5.2 million for the three months ended March 31, 2005, from $6.3 million for the same period in 2004. This change was the result of:

(1)	a $0.1 million increase in program and technical expenses,

(2)	a $0.1 million increase in selling, general and administrative expenses,

(3)	a $1.4 million decrease in noncash employee compensation, and

(4)	a $0.1 million increase in depreciation.

Total operating expenses for our television segment increased by $1.3 million, or 19.1%, to $7.8 million for the three months ended March 31, 2005, from $6.5 million, for the same period in 2004. This increase was primarily the result of:

(1)	a $0.5 million increase in program and technical expenses related to (a) the additional production of in-house programming, (b) the incremental costs associated with our newly acquired television station in the Dallas-Fort Worth market, and (c) higher music license fees,

(2)	a $0.6 million increase in selling, general and administrative expenses related to (a) higher sales salaries and commissions associated with our growth in net revenue, (b) incremental costs associated with our Dallas-Fort Worth television station acquired in January 2004 and (c) general expense increases associated with revenue growth,

(3)	a $0.3 million increase in depreciation expense, primarily resulting from increased capital expenditures for our existing properties, and

(4)	a $0.1 million decrease in outside promotional expenses.

The overall increase in operating expenses for our television segment was offset in part by a decline in expenses relating to the leasing of our television production facility, Empire

Burbank Studios. This resulted from an increase in the use of the facility for the production of in-house programming, thereby reducing available leasing space. We expect to continue using space in our production facility primarily to produce our internal programs and therefore expect future leasing expenses to be minimal. As a result, we believe that in order to provide a comparable basis for evaluating our results for the three months ended March 31, 2005, compared to the same period in 2004, it is necessary to exclude $0.1 million in expenses related to the leasing of this facility in the three months ended March 31, 2004. Below is a reconciliation of total operating expenses for our television segment, prepared and presented in accordance with U.S. generally accepted accounting principles, to total operating expenses excluding our production facility leasing expenses:

	Year ended March 31,
	2004	2005
	(in thousands)
Television segment operating expenses	$6,525	$7,772
Less: Television production facility leasing expenses	(43)	—

Television segment operating expenses excluding production facility leasing expenses	$6,482	$7,772

Interest expense, net. Interest expense, net increased by $0.6 million, or 11.9%, to $5.7 million for the three months ended March 31, 2005, from $5.1 million for the corresponding period in 2004. This change is primarily attributable to higher interest rates on borrowings under our senior credit facility.

If Liberman Broadcasting’s anticipated initial public offering were to be completed, we plan to use the proceeds contributed to us from our indirect parent to redeem a portion of our outstanding indebtedness. Consequently, excluding one-time charges, we expect our interest expense to decrease in 2005 if the anticipated initial public offering is completed in 2005. However, if we acquire additional radio or television station assets, we may need to incur additional debt, which would result in an increase in our interest expense.

Net income. We recognized net income of $1.8 million for the three months ended March 31, 2005, as compared to $1.4 million for the same period of 2004, an increase of $0.4 million. This change was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA remained unchanged at $8.7 million for the three months ended March 31, 2004 and 2005. Adjusted EBITDA remained unchanged because expenses increased at a faster rate than revenues in the first quarter of 2005. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA for our radio segment increased by $0.6 million, or 12.9%, to $4.7 million for the three months ended March 31, 2005 from $4.1 million for the same period in 2004. The increase was primarily the result of higher local and national advertising revenue during the first quarter of 2005, resulting from (i) an increase in advertising time sold to local and national advertisers and (ii) improved ratings for our stations.

Adjusted EBITDA for our television segment decreased by $0.6 million, or 11.4%, to $4.0 million for the three months ended March 31, 2005, from $4.6 million for the same period in 2004. The decrease was primarily the result of expense growth from the production of additional programming in the first quarter of 2005 versus smaller growth in revenues during the same period.

Liquidity and Capital Resources

Senior Credit Facility. Our primary sources of liquidity are cash provided by operations and available borrowings under our $220.0 million revolving senior credit facility. The facility matures on September 30, 2010, and there are no scheduled reductions of commitments. Borrowings under our senior credit facility bear interest at a rate based on LIBOR, or a base rate, plus an applicable margin that is dependent upon our leverage ratio (as defined in the senior credit agreement). As of March 31, 2005, we had approximately $128.4 million aggregate principal amount outstanding under the senior credit facility. Since March 31, 2005, we had repaid $1.0 million under our senior credit facility. Under the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes, we are limited in our ability to borrow under the senior credit facility. We may borrow up to $150.0 million under the senior credit facility without having to meet any restrictions under the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes (described below), but any amount over $150.0 million that we may borrow under the senior credit facility will be subject to our and LBI Media Holdings’ compliance with specified leverage ratios (as defined in the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes). We may increase the borrowing capacity under our senior credit facility by up to an additional $5.0 million, subject to participation by the existing lenders or new lenders acceptable to the administrative agent under the senior credit facility and subject to restrictions in the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes.

Our senior credit facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above certain limits. Under the senior credit facility, we must also maintain specified financial ratios, such as a maximum total leverage ratio, a maximum senior leverage ratio, a minimum ratio of EBITDA (as defined in the senior credit agreement) to interest expense and a minimum ratio of EBITDA (as defined in the senior credit agreement) to fixed charges. As of March 31, 2005, we were in compliance with the covenants in our senior credit facility. If Liberman Broadcasting completes its anticipated initial public offering, we may repay a portion of the outstanding principal amount under our senior credit facility with the net proceeds contributed to us from our indirect parent, Liberman Broadcasting.

Senior Subordinated Notes. In July 2002, we issued $150.0 million of senior subordinated notes that mature in 2012. Under the terms of our senior subordinated notes, we pay semi-annual interest payments of approximately $7.6 million each January 15 and July 15. The indenture governing our senior subordinated notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of March 31, 2005, we were in compliance with these covenants.

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

Liberman Broadcasting’s 9% Subordinated Notes. In March 2001, our indirect parent, Liberman Broadcasting, issued $30.0 million principal amount of 9% subordinated notes. The 9% subordinated notes are subordinate in right of payment to our senior credit facility and senior subordinated notes and are structurally subordinated to LBI Media Holdings’ senior discount notes. The 9% subordinated notes will mature on the earliest of (i) January 31, 2014, (ii) their acceleration following the occurrence and continuance of a material event of default, (iii) a merger, sale or similar transaction involving Liberman Broadcasting or substantially all of the subsidiaries of Liberman Broadcasting, (iv) a sale or other disposition of a majority of Liberman Broadcasting’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of Liberman Broadcasting’s board of directors, and (v) the date on which the warrants issued in connection with Liberman Broadcasting’s 9% subordinated notes are repurchased pursuant to the call options applicable to the warrants. Interest is not payable until maturity. If Liberman Broadcasting completes its anticipated initial public offering, Liberman Broadcasting plans to redeem all of its outstanding 9% subordinated notes at a redemption price of 100.0% with a portion of the net proceeds from the anticipated offering.

In connection with these 9% subordinated notes, Liberman Broadcasting also issued warrants to purchase shares of its common stock. The warrants have a put feature, which would allow the warrant holders at any time on or after the maturity date of the 9% subordinated notes, to require Liberman Broadcasting to repurchase the warrants or common stock issued upon exercise of the warrants at fair market value under certain events, and a call feature, which would allow Liberman Broadcasting to repurchase the warrants at its option under certain events. Certain mergers, combinations or sales of assets of Liberman Broadcasting, however, will not trigger the put right, even though such events would have accelerated the obligations under the 9% subordinated notes. If Liberman Broadcasting completes its anticipated initial public offering, we expect that these warrants will be exercised for shares of Liberman Broadcasting’s Class A common stock at the closing of the anticipated initial public offering of its Class A common stock. If Liberman Broadcasting completes its anticipated initial public offering, it also intends to enter into an agreement with the holders of the warrants to terminate certain of their rights under the warrant agreement, including the put and call rights.

Empire Burbank Studios’ Mortgage Note. One of our wholly owned subsidiaries, Empire Burbank Studios, Inc., borrowed $3.25 million from City National Bank in July 1999 and executed a mortgage on its property in Burbank, California as security for the loan. The loan bore interest at 8.13% per annum and was payable in monthly principal and interest payments of approximately $32,000 through its scheduled maturity in August 2014.

On July 1, 2004, Empire Burbank Studios refinanced its former mortgage note and issued a new installment note for approximately $2.6 million. The new loan is secured by Empire Burbank Studio’s real property and bears interest at 5.52% per annum. The loan is payable in monthly principal and interest payments of $21,000 through maturity in July 2019.

Summary of Indebtedness. The following table summarizes our various levels of indebtedness at March 31, 2005.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate
LBI Media, Inc.	$220.0 million Senior secured revolving credit facility	$128.4 million	September 30, 2010	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio

LBI Media, Inc.	Senior subordinated notes	$150.0 million	July 15, 2012	10.125%

Empire Burbank Studios, Inc.	Mortgage note	$2.5 million	July 1, 2019	5.52%

The above table does not include the debt of our parents, LBI Media Holdings’ 11% senior discount notes and Liberman Broadcasting’s 9% subordinated notes.

Cash Flows. Cash and cash equivalents were $5.7 million and $3.0 million at December 31, 2004 and March 31, 2005, respectively.

Net cash flow provided by operating activities was $3.7 million and $46,000 for the three months ended March 31, 2004 and 2005, respectively. The decrease in our net cash flow provided by operating activities was primarily the result of a decline in accounts receivable collections and accounts payable and accrued expenses during the first three months of 2005, as compared to the same period in 2004.

Net cash flow used in investing activities was $40.0 million and $1.7 million for the three months ended March 31, 2004 and 2005, respectively. The decrease in net cash flows used in investing activities is primarily attributable to the acquisitions of selected radio and television station assets in the first quarter of 2004. No acquisitions occurred in the first quarter of 2005. The decrease is also attributable to the decrease in capital expenditures from $3.5 million during the first three months of 2004 to $1.7 million for the first three months of 2005.

Net cash flow provided by financing activities was $29.8 million for the three months ended March 31, 2004. Net cash flow used in financing activities was $1.1 million for the three months ended March 31, 2005. The net cash flow provided by financing activities for the first three months of 2004 was primarily attributable to the additional funds borrowed under our senior credit facility to acquire the selected assets of KMPX-TV and KNOR-FM in the Dallas-Fort Worth, Texas market. The net cash flow used in financing activities for the three months ended March 31, 2005 reflects the principal payment on outstanding borrowings under our senior credit facility.

Contractual Obligations. We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At March 31, 2005, such obligations and commitments were our senior credit facility and senior subordinated notes, certain non-recourse debt of one of our wholly owned subsidiaries and our operating leases as follows:

		Payments due by Period from March 31, 2005
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 Years	After 5 Years
Long term debt	$442,076,633	$22,434,287	$44,868,574	$44,868,574	$329,905,198
Operating leases	16,152,000	1,431,157	2,727,736	2,612,775	9,380,332

Total contractual cash obligations	$458,228,633	$23,865,444	$47,596,310	$47,481,349	$339,285,530

The above table includes principal and interest payments under our debt agreements, based on our interest rates as of March 31, 2005 and assumes no additional borrowings or principal payments on our senior credit facility until its maturity in 2010. It does not include Liberman Broadcasting’s 9% subordinated notes, LBI Media Holdings’ 11% senior discount notes or any deferred compensation amounts we may ultimately pay.

Expected Use of Cash Flows. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include completing the relocation of our Dallas television antenna to a new tower site at an estimated cost of $1.8 million and the addition of studio and transmission equipment for our Los Angeles and Houston television stations at an estimated cost of $1.0 million. For our radio segment, our planned uses of liquidity during the next twelve months will include the construction of a new tower site for our recently acquired Dallas-Fort Worth radio station, KNOR-FM, at an estimated cost of $3.1 million. We also plan to upgrade several of our radio stations and towers located in the Houston market for approximately $5.3 million.

We have used, and expect to continue to use, a significant portion of our capital resources to fund acquisitions. Future acquisitions will be funded from amounts available under LBI Media’s senior credit facility, contributions from our parent, the proceeds of future equity or debt offerings and our internally generated cash flows. However, our ability to pursue future acquisitions may be impaired if Liberman Broadcasting is unable to consummate its anticipated initial public offering. As a result, we may not be able to increase our revenues at the same rate as we have in recent years. We believe that our cash on hand, cash provided by operating activities and borrowings under LBI Media’s senior credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2004 and 2005. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

We believe Adjusted EBITDA is useful to an investor in evaluating our liquidity and cash flow because:

•	it is widely used in the broadcasting industry to measure a company’s liquidity and cash flow without regard to items such as depreciation and noncash employee compensation. The broadcast industry uses liquidity to determine whether a company will be able to cover its capital expenditures and whether a company will be able to acquire additional assets and broadcast licenses if the company has an acquisition strategy. We believe that, by eliminating the effects of noncash items, Adjusted EBITDA provides a meaningful measure of liquidity.

•	it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of noncash expense items, such as noncash employee compensation and depreciation. By removing the noncash items, it allows investors to better determine whether we will be able to meet our debt obligations as they become due; and

•	it provides a liquidity measure before the impact of a company’s capital structure by removing net interest expense items.

Our management uses Adjusted EBITDA:

•	as a measure to assist us in planning our acquisition strategy;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of liquidity and cash flow used by management;

•	as a measure for determining our operating budget and our ability to fund working capital; and

•	as a measure for planning and forecasting capital expenditures.

We also use non-GAAP numbers in the evaluation of our television segment. We exclude the results of the leasing of our production facility from our net revenue and operating expenses, because we began using our production facility for more in-house programming in 2003, thereby reducing available leasing space. As a result, we believe that in order to provide a comparable basis for evaluation our results for the three months ended March 31, 2004 and 2005, it is necessary to exclude the financial results related to the leasing of our television production facility.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, acquisitions of radio and television station assets, intangible assets, deferred compensation and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write-offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging less than 9.0% of our outstanding receivables. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3% of our outstanding receivables as of March 31, 2005, from 10.3% to 13.3% or $1.2 million to $1.6 million, would result in a decrease in net income of $0.4 million, net of taxes, for the three months ended March 31, 2005.

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

Deferred compensation

We and our parent, Liberman Broadcasting, have entered into employment agreements with certain employees. In addition to annual compensation and other benefits, these agreements provide the employees with the ability to participate in the increase of the “net value” of Liberman Broadcasting over certain base amounts. As part of the calculation of this incentive compensation, we use the income and market valuation approaches to determine the “net value” of Liberman Broadcasting. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Based on the “net value” of Liberman Broadcasting as determined in these analyses, and based on the percentage of incentive compensation that has vested (as set forth in the employment agreements), we record noncash employee compensation expense (and a corresponding deferred compensation liability).

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

If we assumed no change in the “net value” of Liberman Broadcasting from that at March 31, 2005, we would expect to record $1.3 million in non-cash deferred compensation expense during 2005 relating solely to the time vesting portion of the deferred compensation.

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

Cautionary Statement Regarding Forward-Looking Statements

Some of the statements in this report are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”). You can identify these statements by the use of words like “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words. Actual results could differ substantially from the results that the forward-looking statements suggest for various reasons. The risks and uncertainties include but are not limited to:

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

We are exposed to changes in interest rates on our variable rate senior credit facility. A hypothetical 10% increase in the interest rates applicable to the three months ended March 31, 2005 would have increased interest expense by approximately $0.7 million. Conversely, a hypothetical 10% decrease in the interest rates applicable to the three months ended March 31, 2005 would have decreased interest expense by approximately $0.7 million. At March 31, 2005, we believe that the carrying value of amounts payable under our senior credit facility approximates its fair value based upon current yields for debt issues of similar quality and terms.

The fair value of our fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, the market value of our fixed rate debt would have decreased by approximately $7.6 million at March 31, 2005. Conversely, a hypothetical 10% decrease in the interest rate, assuming all other conditions affecting market risk remain constant, would have resulted in an increase in market value of approximately $8.1 million at March 31, 2005. Management does not foresee nor expect any significant change in our exposure to interest rate fluctuations or in how such exposure is managed in the future.

Item 4.	Controls and Procedures

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Executive Vice President, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on the foregoing, our President and Executive Vice President concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

There have been no significant changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

LBI MEDIA, INC.

Item 1.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of LBI Media, Inc., including amendments thereto (1)

3.2	Bylaws of LBI Media, Inc.(1)

4.1	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed thereon and U.S. Bank, N.A., as Trustee (1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

10.1	Second Amendment to Amended and Restated Credit Agreement, dated January 28, 2005, by and among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, and Credit Suisse First Boston, as administrative agent

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of President and Executive Vice President pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to LBI Media, Inc.’s Registration Statement on Form S-4 (Registration No. 333-100330) filed on October 4, 2002, as amended.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA, INC.

By:	/s/ Lenard D. Liberman
Lenard D. Liberman
Executive Vice President and Chief Financial Officer

Date: May 16, 2005

S-1

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of LBI Media, Inc., including amendments thereto (1)

3.2	Bylaws of LBI Media, Inc. (1)

4.1	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed thereon and U.S. Bank, N.A., as Trustee (1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

10.1	Second Amendment to Amended and Restated Credit Agreement, dated January 28, 2005, by and among LBI Media, Inc., the guarantors party thereto, the lenders party thereto, and Credit Suisse First Boston, as administrative agent

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as created by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as created by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of President and Executive Vice President pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to LBI Media, Inc.’s Registration Statement on Form S-4 (Registration No. 333-100330) filed on October 4, 2002, as amended.