Form 10-Q
period 2005-09-30
LBI MEDIA INC
filed 2005-11-14
CIK 1192503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of November 14, 2005, there were approximately 100 shares outstanding of Common Stock, $0.01 par value.

LBI MEDIA, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2004	September 30, 2005
	(Note 1)	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,742,299	$1,851,487
Short-term investments	33,860	—
Accounts receivable (less allowance for doubtful accounts of $1,312,765 as of December 31, 2004 and $1,323,201 as of September 30, 2005)	13,563,455	15,850,493
Current portion of program rights, net	878,570	319,321
Amounts due from related parties	705,939	268,081
Current portion of employee advances	81,973	97,640
Prepaid expenses and other current assets	1,214,839	844,123

Total current assets	22,220,935	19,231,145
Property and equipment, net	66,874,250	68,766,201
Program rights, excluding current portion	1,617,518	1,800,850
Notes receivable from related parties	2,586,098	2,636,459
Employee advances, excluding current portion	762,292	1,040,394
Deferred financing costs, net	5,046,009	4,472,601
Broadcast licenses, net	288,809,598	283,668,472
Other assets	439,768	387,705

Total assets	$388,356,468	$382,003,827

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable and accrued expenses	$3,759,067	$2,989,202
Accrued interest	7,864,146	4,199,282
Program rights payable	33,500	33,500
Amounts due to related parties	—	1,800,000
Current portion of long-term debt	118,043	123,019
Current portion of deferred compensation	—	3,552,000

Total current liabilities	11,774,756	12,697,003
Long-term debt, excluding current portion	281,901,432	275,958,538
Deferred compensation, excluding current portion	11,430,000	7,034,000
Deferred state income taxes	766,928	766,928
Other liabilities	333,460	531,832
Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares —1,000
Issued and outstanding shares —100	1	1
Additional paid-in capital	61,457,931	55,665,528
Retained earnings	20,692,384	29,349,997
Accumulated other comprehensive (loss) income	(424)	—

Total stockholder’s equity	82,149,892	85,015,526

Total liabilities and stockholder’s equity	$388,356,468	$382,003,827

See accompanying notes.

LBI MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net revenues	$24,216,817	$25,838,053	$68,359,713	$72,779,718
Operating expenses:
Program and technical, exclusive of noncash employee compensation of $393,000 and $(87,000) for the three months ended September 30, 2004 and 2005, respectively, and $590,000 and $(214,000) for the nine months ended September 30, 2004 and 2005, respectively, and depreciation and impairment of broadcast license shown below	4,488,775	4,592,323	11,994,765	13,154,783
Promotional, exclusive of depreciation shown below	508,321	518,053	1,319,491	1,477,116
Selling, general and administrative, exclusive of noncash employee compensation of $1,303,000 and $(264,000) for the three months ended September 30, 2004 and 2005, respectively, and $1,992,000 and $(630,000) for the nine months ended September 30, 2004 and 2005, respectively, and depreciation and impairment of broadcast license shown below	7,272,453	7,827,909	21,007,972	22,721,126
Noncash employee compensation	1,696,000	(351,000)	2,582,000	(844,000)
Depreciation	1,390,593	1,537,722	3,829,816	4,508,919
Impairment of broadcast license	—	5,150,326	—	5,150,326
Offering costs	—	38,000	—	284,961

Total operating expenses	15,356,142	19,313,333	40,734,044	46,453,231

Operating income	8,860,675	6,524,720	27,625,669	26,326,487
Interest expense	(5,448,169)	(6,101,745)	(15,644,264)	(17,754,253)
Interest and other income	20,226	36,458	110,815	101,996
Gain on sale of investments	—	12,629	—	12,629
Gain (loss) on sale of property and equipment	—	(2,688)	2,354	(2,688)

Income before income taxes	3,432,732	469,374	12,094,574	8,684,171
Provision for income taxes	(80,665)	(12,152)	(203,589)	(26,558)

Net income	$3,352,067	$457,222	$11,890,985	$8,657,613

See accompanying notes.

LBI MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2005
Operating activities
Net income	$11,890,985	$8,657,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,829,816	4,508,919
Impairment of broadcast license	—	5,150,326
Amortization of deferred financing costs	499,818	597,095
Noncash employee compensation	2,582,000	(844,000)
Offering costs	—	284,961
Gain on sale of investments	(47,614)	(12,629)
Loss (gain) on sale of property and equipment	(2,354)	2,688
Provision for doubtful accounts	716,579	725,767
Changes in operating assets and liabilities:
Accounts receivable	(201,980)	(3,012,805)
Program rights	428,272	375,917
Amounts due from related parties	(226,339)	437,858
Prepaid expenses and other current assets	284,335	370,716
Employee advances	(115,773)	(223,519)
Accounts payable and accrued expenses	(1,184,991)	(807,865)
Accrued interest	(3,340,482)	(3,664,864)
Program rights payable	(35,824)	—
Amounts due to related parties	(189,485)	—
Deferred state income tax payable	106,276	—
Other assets and liabilities	(252,172)	210,074

Net cash provided by operating activities	14,741,067	12,756,252

Investing activities
Purchase of property and equipment	(8,300,393)	(6,407,820)
Acquisition of radio and television station property and equipment	(7,081,100)	—
Acquisition of broadcast licenses	(44,686,289)	(9,200)
Proceeds from sale of property and equipment	140,000	7,579
Proceeds from sale of investments	141,750	46,913
Acquisition of Spanish Media Rep Team, Inc.	—	(4,075,970)

Net cash used in investing activities	(59,786,032)	(10,438,498)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings	61,269,533	5,100,000
Payments of deferred financing costs	(1,288,856)	(270,648)
Payments on long-term debt and bank borrowings	(17,650,358)	(11,037,918)
Distributions to Parent	(1,363,192)	—

Net cash provided by (used in) financing activities	40,967,127	(6,208,566)

Net decrease in cash and cash equivalents	(4,077,838)	(3,890,812)
Cash and cash equivalents at beginning of period	6,670,129	5,742,299

Cash and cash equivalents at end of period	$2,592,291	$1,851,487

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,427,129	$20,775,144

Income taxes	$12,800	$31,458

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

Financial Accounting Standards Interpretation No. 46: In January 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 became effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into with variable interest entities created prior to January 31, 2003, the provisions of FIN 46 become effective for the first interim or annual period ending after March 15, 2004. The Company adopted the provisions of FIN 46 in the first quarter of 2004; however, such adoption has not had an impact on the Company’s results of operations or financial position.

Statement of Financial Accounting Standards No. 153: In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value accounting for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for the Company beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on the Company’s results of operations or financial position.

Financial Accounting Standards Interpretation No. 47: In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

Statement of Financial Accounting Standards No. 154: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition, but does not expect it to have a material impact.

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

The carrying value of broadcast licenses is evaluated periodically in relation to the operating performance and anticipated future cash flows of the underlying radio and television stations for indicators of impairment. If indicators of impairment are identified and the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets is recorded, if necessary. The fair value of the Company’s broadcast licenses is determined using the discounted cash flow approach. This approach requires the projection of future cash flows and the restatement of these cash flows into their present valuation equivalent through the use of a discount rate. In the third quarter of 2005, the Company recorded a $5.2 million noncash impairment write-down relating to one of its broadcast licenses. No adjustments to the carrying amounts of broadcast licenses for impairment were required during the nine months ended September 30, 2004.

Accumulated amortization of broadcast licenses totaled approximately $17,696,000 at December 31, 2004 and September 30, 2005.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

4.	Long-Term Debt

Long-term debt consists of the following (not including the debt of LBI Media Holdings and the Parent – see discussion below):

	December 31, 2004	September 30, 2005
2004 Revolver	$129,449,736	$123,599,736
Senior Subordinated Notes	150,000,000	150,000,000
2004 Empire Note	2,569,739	2,481,821

	282,019,475	276,081,557
Less current portion	(118,043)	(123,019)

	$281,901,432	$275,958,538

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

On June 11, 2004, the Company amended and restated the 2002 Revolver (as amended and restated, the “2004 Revolver”). The 2004 Revolver includes an initial $175.0 million revolving loan facility and a $5.0 million swing loan sub-facility. There are no scheduled reductions of commitments under the 2004 Revolver. In addition, the Company has the option to request its lenders to increase the amount of the 2004 Revolver by an additional $50.0 million ($5.0 million after the increase in the Company’s borrowing capacity described below) in the

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

aggregate; however, the lenders are not obligated to do so. Borrowings under the 2004 Revolver bear interest at the election of the Company, based on either the prime rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreement. The applicable margin, which is based on the Company’s total leverage ratio, ranges from 0.25% to 1.75% per annum for base rate loans and 1.50% to 3.00% per annum for LIBOR loans. As of September 30, 2005, borrowings under the 2004 Revolver bore interest at rates ranging from 5.99% to 6.46% per annum.

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

The 2004 Revolver and Senior Subordinated Notes contain certain financial and non-financial covenants including restrictions on the Company’s ability to pay dividends. At September 30, 2005, the Company was in compliance with all such covenants.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

As of September 30, 2005, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years as follows:

2005	$30,122
2006	124,724
2007	131,786
2008	139,247
2009	147,131
Thereafter	275,508,547

$276,081,557

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

On October 10, 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. LBI Media Holdings contributed all of the net proceeds from the offering to the Company, which it used to repay a portion of the indebtedness outstanding under the 2002 Revolver. Under the terms of the Senior Discount Notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008, and instead, the value of the notes will increase each period until it equals $68.4 million on October 15, 2008; such accretion (approximately $1.2 million and $1.3 million for the three months ended September 30, 2004 and 2005, respectively and $3.4 million and $3.8 million for the nine months ended September 30, 2004 and 2005, respectively) is recorded as additional interest expense by LBI Media Holdings. After October 15, 2008, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that LBI Media Holdings may make a cash interest election on any interest payment date prior to October 15, 2008. If LBI Media Holdings makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the date of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the date LBI Media Holdings makes such election. The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

indebtedness and pay dividends. The Senior Discount Notes are structurally subordinated to the 2004 Revolver and Senior Subordinated Notes.

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

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

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

Based on the relative fair values at the date of issuance, the Parent allocated $13.6 million to the Parent Subordinated Notes and $16.4 million to the warrants. These fair values were determined by using the income and market valuation approaches. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The Parent Subordinated Notes will be accreted through January 31, 2014, up to their $30.0 million redemption value; such accretion (approximately $237,000 and $249,000 during the three months ended September 30, 2004 and 2005, respectively, and $696,000 and $730,000 for the nine months ended September 30, 2004 and 2005, respectively) is recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants are stated at fair value each reporting period (approximately $28,600,000 at September 30, 2005) with subsequent changes in fair value being recorded as deferred financing costs and amortized to interest expense over the remaining life of the Parent Subordinated Notes.

On February 12, 2004, Liberman Broadcasting, Inc., a Delaware corporation, filed a registration statement on Form S-1 (File No. 333-112773) with the Securities and Exchange Commission for the proposed initial public offering of its Class A common stock (the “Offering”). Immediately before the anticipated Offering, Liberman Broadcasting, Inc. will merge with the Parent, a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate the Parent into a Delaware corporation. If Liberman Broadcasting completes the anticipated Offering, it plans to repay all of its outstanding Parent Subordinated Notes with the net proceeds from the Offering. If Liberman Broadcasting completes the anticipated Offering, it is also anticipated that a portion of the net proceeds from the Offering will be contributed to LBI Media and used to repay a portion of the outstanding borrowings under the 2004 Revolver. In addition, Liberman Broadcasting may contribute a portion of the net proceeds from the Offering to LBI Media Holdings to redeem a portion of the accreted value of LBI Media Holdings’ Senior Discount Notes. As of November 14, 2005, the Offering has not been consummated and there is no fixed date at this time to consummate the Offering.

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

At December 31, 2004 and September 30, 2005, the “net value” of the Parent exceeded the base amounts set forth in certain of the respective employment agreements, and the employees had vested in approximately $11,430,000 and $10,586,000, respectively, of Incentive Compensation. As a part of the calculation of this incentive compensation, the Company used the income and market valuation approaches to estimate the “net value’ of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The base amounts were negotiated with each employee at the time the employment agreement was entered into. The vested amounts are shown as deferred compensation in the accompanying consolidated balance sheets; the related expense is shown as noncash employee compensation in the accompanying consolidated statements of operations.

At September 30, 2005, neither the Company nor Parent had funded any portion of the deferred compensation liability.

7.	Related Party Transactions

The Company’s national sales representative, Spanish Media Rep Team, Inc. (“SMRT”), was an entity owned by the stockholders of the Parent until SMRT merged with and into a subsidiary of the Company in April 2005. The Company was charged approximately $512,000 during the three months ended September 30, 2004, and $1,410,000 and $495,000 during the nine months ended September 30, 2004 and four months ended April 30, 2005, respectively. Such amounts, which the Company believes represent market rates, are included in selling expenses in the accompanying condensed consolidated statements of operations.

On April 27, 2005, SMRT merged with and into Liberman Broadcasting, Inc., a California corporation, and a wholly owned subsidiary of the Company (“LBI”). LBI paid $3,286,000 in cash and issued notes payable totaling $1,800,000 to the stockholders of the Parent in exchange for the common stock of SMRT (representing a total purchase price of $5,086,000). The notes payable bear interest at the rate of 3.35% and are due April 28, 2006. As the merger constitutes a transaction between entities under common control, it is required to be accounted for at historical cost. The prior periods were not restated to give effect to the consolidation of SMRT since the impact was not significant. SMRT had a net book deficit of approximately $706,000 at the date of the merger. Such amount, plus the $5,086,000 purchase price, has been recorded as a distribution to the stockholders of the Parent in the accompanying balance sheets.

The Company had approximately $3,270,000 and $2,662,000 due from stockholders of the Parent and from affiliated companies at December 31, 2004 and September 30, 2005, respectively. The Company loaned approximately $1,917,000 to a stockholder of Parent in July 2002. These loans bear interest at the applicable federal rate and mature through July 2009. Additionally, at the direction of the stockholders of the Parent, the Company has made advances to certain religious and charitable organizations and individuals totaling approximately $102,000

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

and $332,000 at December 31, 2004 and September 30, 2005, respectively. These loans and advances, plus accrued interest, are included in amounts due from related parties and other assets in the accompanying condensed consolidated balance sheets.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (LDL), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its television stations.

8.	Comprehensive Income

Comprehensive income, which includes net income plus unrealized gains (losses) on investments in marketable securities, amounted to approximately $3,346,227 and $456,166 for the three months ended September 30, 2004 and 2005, respectively, and $11,829,591 and $8,658,037 for the nine months ended September 30, 2004 and 2005, respectively.

Accumulated other comprehensive income (loss) at December 31, 2004 and September 30, 2005 consists of unrealized gains (losses) on investments in marketable securities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net revenues:
Radio operations	$12,109,787	$13,666,593	$32,816,374	$37,464,141
Television operations	12,107,030	12,171,460	35,543,339	35,315,577

Consolidated net revenues	24,216,817	25,838,053	68,359,713	72,779,718

Operating expenses, excluding depreciation, impairment of broadcast license and noncash employee compensation:
Radio operations	5,681,018	5,555,385	15,659,438	15,946,404
Television operations	6,588,531	7,420,900	18,662,790	21,691,582

Consolidated operating expenses, excluding depreciation, impairment of broadcast license and noncash employee compensation	12,269,549	12,976,285	34,322,228	37,637,986

Operating income before depreciation, impairment of broadcast license and noncash employee compensation:
Radio operations	6,428,769	8,111,208	17,156,936	21,517,737
Television operations	5,518,499	4,750,560	16,880,549	13,623,995

Consolidated operating income before depreciation, impairment of broadcast license and noncash employee compensation	11,947,268	12,861,768	34,037,485	35,141,732

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED CONSOLIDATED FINANCIAL

STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Depreciation expense:
Radio operations	560,243	579,829	1,551,247	1,740,130
Television operations	830,350	957,893	2,278,569	2,768,789

Consolidated depreciation expense	1,390,593	1,537,722	3,829,816	4,508,919

Impairment of broadcast license:
Television operations	—	5,150,326	—	5,150,326

Consolidated impairment of broadcast license	—	5,150,326	—	5,150,326

Noncash employee compensation:
Radio operations	1,696,000	(351,000)	2,582,000	(844,000)

Consolidated noncash employee compensation	1,696,000	(351,000)	2,582,000	(844,000)

Operating income (loss):
Radio operations	4,172,526	7,882,379	13,023,689	20,621,607
Television operations	4,688,149	(1,357,659)	14,601,980	5,704,880

Consolidated operating income	$8,860,675	$6,524,720	$27,625,669	$26,326,487

Total assets:
Radio operations	$190,829,067	$203,379,888	$190,829,067	$203,379,888
Television operations	170,127,540	169,139,197	170,127,540	169,139,197
Corporate	22,101,172	9,484,742	22,101,172	9,484,742

Consolidated total assets	$383,057,779	$382,003,827	$383,057,779	$382,003,827

Reconciliation of operating income before depreciation, impairment of broadcast license and noncash employee compensation to income before income taxes:
Operating income before depreciation, impairment of broadcast license and noncash employee compensation	$11,947,268	$12,861,768	$34,037,485	$35,141,732
Depreciation	(1,390,593)	(1,537,722)	(3,829,816)	(4,508,919)
Impairment of broadcast license	—	(5,150,326)	—	(5,150,326)
Noncash employee compensation	(1,696,000)	351,000	(2,582,000)	844,000
Interest expense	(5,448,169)	(6,101,745)	(15,644,264)	(17,754,253)
Interest and other income	20,226	36,458	110,815	101,996
Gain on sale of investments	—	12,629	—	12,629
Gain (loss) on sale of property and equipment	—	(2,688)	2,354	(2,688)

Income before income taxes	$3,432,732	$469,374	$12,094,574	$8,684,171

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our primary expenses are employee compensation, including commissions paid to our sales staff, promotion, selling, programming and engineering expenses, general and administrative expenses and interest expense. Our programming expenses for television consist of costs related to the production of original programming content, production of local newscasts and the acquisition of programming content from other sources. Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay interest on our debt. We may need to pursue one or more alternative strategies in the future to meet our debt obligations, such as selling assets, refinancing or restructuring our indebtedness or selling equity securities. If Liberman Broadcasting completes its initial public offering, we expect some of the proceeds will be contributed to us for repayment of our outstanding debt.

We are organized as a Delaware corporation and are a “qualified S subsidiary” under federal and California state tax laws. As such, we are deemed for tax purposes to be part of our parent, an “S corporation,” and our taxable income is reported by the shareholders of LBI Holdings I, on their respective federal and state income tax returns.

On January 12, 2004, we completed our acquisition of the selected assets of KMPX-TV, licensed to Decatur-Dallas, Texas, for an aggregate purchase price of approximately $37.6 million (including acquisition costs), and have changed the format, customer base, revenue stream and employee base of this station.

On July 20, 2004 we completed our acquisition of the selected assets of KNOR-FM, licensed to Krum, Texas, for an aggregate purchase price of approximately $16.1 million (including acquisition costs), and have changed the format, customer base, revenue stream and employee base of this station.

On April 27, 2005, we acquired our national sales representative, Spanish Media Rep Team, or SMRT, for an aggregate purchase price of approximately $5.1 million. SMRT merged with and into Liberman Broadcasting, Inc., a California corporation and our wholly owned subsidiary. Liberman Broadcasting paid approximately $3.3 million in cash and issued notes payable totaling $1.8 million to the stockholders of SMRT. The notes payable bear interest at the rate of 3.35% and are due April 28, 2006. The stockholders of SMRT are the same stockholders of our parent, LBI Holdings I, Inc.

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

Liberman Broadcasting, Inc., a Delaware corporation, has filed a registration statement on Form S-1 (File No. 333-112773) for the initial public offering of its Class A common stock. Immediately before the anticipated offering, Liberman Broadcasting, Inc. will merge with our indirect parent, LBI Holdings, I, Inc., a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate our parent into a Delaware corporation. In this report, “Liberman Broadcasting” refers to LBI Holdings I, Inc. before the merger and Liberman Broadcasting, Inc. after the merger, each on an unconsolidated basis. Notwithstanding the foregoing, we can provide no assurance that the anticipated initial public offering will be consummated in the near future, or at all.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net revenues:
Radio	$12,109,787	$13,666,593	$32,816,374	$37,464,141
Television	12,107,030	12,171,460	35,543,339	35,315,577

Total	$24,216,817	$25,838,053	$68,359,713	$72,779,718

Total operating expenses before noncash employee compensation, impairment of broadcast license and depreciation
Radio	$5,681,018	$5,555,385	$15,659,438	$15,946,404
Television	6,588,531	7,420,900	18,662,790	21,691,582

Total	$12,269,549	$12,976,285	$34,322,228	$37,637,986

Noncash employee compensation:
Radio	$1,696,000	$(351,000)	$2,582,000	$(844,000)
Television	—	—	—	—

Total	$1,696,000	$(351,000)	$2,582,000	$(844,000)

Depreciation:
Radio	$560,243	$579,829	$1,551,247	$1,740,130
Television	830,350	957,893	2,278,569	2,768,789

Total	$1,390,593	$1,537,722	$3,829,816	$4,508,919

Impairment of broadcast license:
Radio	$—	$—	$—	$—
Television	—	5,150,326	—	5,150,326

Total	$—	$5,150,326	$—	$5,150,326

Operating income (loss):
Radio	$4,172,526	$7,882,379	$13,023,689	$20,621,607
Television	4,688,149	(1,357,659)	14,601,980	5,704,880

Total	$8,860,675	$6,524,720	$27,625,669	$26,326,487

Adjusted EBITDA (1):
Radio	$6,428,769	$8,111,208	$17,156,936	$21,517,737
Television	5,518,499	4,750,560	16,880,549	13,623,995

Total	$11,947,268	$12,861,768	$34,037,485	$35,141,732

Total assets:
Radio	$190,829,067	$203,379,888	$190,829,067	$203,379,888
Television	170,127,540	169,139,197	170,127,540	169,139,197
Corporate	22,101,172	9,484,742	22,101,172	9,484,742

Total	$383,057,779	$382,003,827	$383,057,779	$382,003,827

(1)	We define Adjusted EBITDA as net income (loss) plus cumulative effect of accounting change, income tax expense, (loss) gain on sale of property and equipment, net interest expense, depreciation, impairment of broadcast license and noncash employee compensation. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of certain noncash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income and net income. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

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

The table set forth below reconciles net cash provided by operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net cash provided by operating activities	$1,475,967	$2,558,768	$14,741,067	$12,756,252
Add:
Income tax expense	80,665	12,152	203,589	26,558
Gain on sale of investment	—	—	47,614	—
Interest expense, net	5,427,943	6,065,287	15,533,449	17,652,257
Less:
Amortization of deferred financing costs	(186,568)	(199,373)	(499,818)	(597,095)
Offering costs	—	(38,000)	—	(284,961)
Provision for doubtful accounts	(258,886)	(281,327)	(716,579)	(725,767)
Changes in operating assets and liabilities:
Accounts receivable	309,412	1,130,734	201,980	3,012,805
Program rights	33,075	(222,959)	(428,272)	(375,917)
Amounts due from related parties	35,811	200,721	226,339	(437,858)
Prepaid expenses and other current assets	(123,717)	(53,873)	(284,335)	(370,716)
Employee advances	88,237	230,231	115,773	223,519
Accounts payable and accrued expenses	1,808,639	(388,801)	1,184,991	807,865
Accrued interest	3,147,981	3,816,088	3,340,482	3,664,864
Program rights payable	28,991	—	35,824	—
Amounts due to related parties	—	—	189,485	—
Deferred state income tax payable	(38,305)	—	(106,276)	—
Other assets and liabilities	118,023	32,120	252,172	(210,074)

Adjusted EBITDA	$11,947,268	$12,861,768	$34,037,485	$35,141,732

Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

Net Revenues. Net revenues increased by $1.6 million, or 6.7%, to $25.8 million for the three months ended September 30, 2005, from $24.2 million for the same period in 2004. This increase was attributable to revenue growth from our radio stations in California and Texas, along with incremental revenue growth from our television stations in Houston and Dallas-Fort Worth, Texas.

Net revenues for our radio segment increased by $1.5 million, or 12.9%, to $13.6 million for the three months ended September 30, 2005, from $12.1 million for the same period in 2004. This increase was primarily attributable to increased local and national advertising revenues.

Net revenues for our television segment increased by $0.1 million, or 0.5%, to $12.2 million for the three months ended September 30, 2005, from $12.1 million for the same period in 2004. This increase was attributable to revenue growth from our Texas stations during the third quarter of 2005, as compared to 2004, offset by a decline in revenue from our California market.

We currently anticipate net revenue growth for 2005 compared to 2004 from both our radio and television segments due to increased advertising time sold and increased advertising rates. This growth is attributable to our improved programming and ratings, our focused sales strategy and the expected continued demand for Spanish-language advertising which should continue to increase our advertising time sold and advertising rates in 2005.

Total operating expenses. Total operating expenses increased by $3.9 million, or 25.8%, to $19.3 million for the three months ended September 30, 2005 from $15.4 million for the same period in 2004. This increase was primarily the result of a $5.2 million noncash charge to reduce the carrying value of one of our broadcast licenses. This increase was offset in part by a $2.0 million decrease in noncash employee compensation. Our deferred compensation liability can increase in future periods based on changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our parent, Liberman Broadcasting. The increase was also due to:

(1)	a $0.1 million increase in program and technical expenses primarily related to (a) additional production of in-house television programs, (b) incremental expenses related to our new television station in the Dallas-Fort Worth market, which began operations in January 2004 and (c) higher music license fees,

(2)	a $0.5 million increase in selling, general and administrative expenses due to higher salaries, commissions and other selling expenses in our radio and television stations in Texas, and

(3)	a $0.1 million increase in depreciation expense, primarily due to increased capital expenditures for our existing properties.

We believe that our total operating expenses will increase in 2005 compared to 2004 due to increased programming costs for our radio and television segments and increased sales commissions and administrative expenses associated with our anticipated net revenue growth. Our television programming expenses will likely continue to increase for the duration of 2005 due to additional in-house programming. We anticipate that the growth rate of our 2005 total operating expenses, excluding noncash employee compensation, will be higher than the growth rate of our 2005 net revenue.

Total operating expenses for our radio segment decreased by $2.2 million, or 27.1%, to $5.8 million for the three months ended September 30, 2005, from $8.0 million for the same period in 2004. This change was primarily the result of a $2.0 million decrease in noncash employee compensation. The decrease was also a result of a $0.1 million decrease in program and technical expenses and a $0.1 million decrease in outside promotional expenses.

Total operating expenses for our television segment increased by $6.1 million, or 82.4%, to $13.5 million for the three months ended September 30, 2005, from $7.4 million, for the same period in 2004. This increase was primarily the result of a $5.2 million noncash charge to reduce the carrying value of one of our broadcast licenses. This increase was also due to:

(1)	a $0.2 million increase in program and technical expenses related to (a) the additional production of in-house programming, (b) the incremental costs associated with our newly acquired television station in the Dallas-Fort Worth market, and (c) higher music license fees,

(2)	a $0.5 million increase in selling, general and administrative expenses related to higher sales salaries, commissions and selling expenses in our Texas stations,

(3)	a $0.1 million increase in depreciation expense, and

(4)	a $0.1 million increase in outside promotional expenses.

Interest expense, net. Interest expense, net increased by $0.6 million, or 11.7%, to $6.0 million for the three months ended September 30, 2005, from $5.4 million for the corresponding period in 2004. This change is primarily attributable to higher interest rates on borrowings under our senior credit facility.

If Liberman Broadcasting’s anticipated initial public offering were to be completed, we plan to use the proceeds contributed to us from our indirect parent to redeem a portion of our outstanding indebtedness. However, if we acquire additional radio or television station assets, we may need to incur additional debt, which would result in an increase in our interest expense.

Net income. We recognized net income of $0.5 million for the three months ended September 30, 2005, as compared to $3.4 million for the same period of 2004, a decrease of $2.9 million. This change was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased by $0.9 million, or 7.7%, to $12.8 million from the three months ended September 30, 2005 from $11.9 million for the same period in 2004. The increase was primarily attributable to the overall net revenue growth, offset by moderate increases in total operating expenses before noncash employee compensation, impairment of broadcast license and depreciation. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA for our radio segment increased by $1.7 million, or 26.2%, to $8.1 million for the three months ended September 30, 2005 from $6.4 million for the same period in 2004. The increase was primarily the result of higher local and national advertising revenue during the third quarter of 2005, resulting from (i) an increase in advertising time sold to local and national advertisers and (ii) improved ratings for our stations. In addition, the increase was bolstered by a decrease in operating expenses before noncash employee compensation and depreciation.

Adjusted EBITDA for our television segment decreased by $0.8 million, or 13.9%, to $4.7 million for the three months ended September 30, 2005, from $5.5 million for the same period in 2004. The decline was primarily attributable to the decrease in revenue from our California stations, coupled with an increase in operating expenses before noncash employee compensation, impairment of broadcast license and depreciation.

Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004

Net Revenues. Net revenues increased by $4.4 million, or 6.5%, to $72.8 million for the nine months ended September 30, 2005, from $68.4 million for the same period in 2004. This increase was attributable to increased advertising across all of our radio markets, as well as our Dallas television station. The increase in our radio segment was offset by a decline in revenue from our television division, primarily resulting from lower advertising revenue during the first nine months of 2005, as compared to the corresponding period in 2004. Our percentage increase in revenue growth was partially dampened by strong results posted during the nine months ended September 30, 2004, when our revenues increased 10.4% from the same period in 2003.

Net revenues for our radio segment increased by $4.7 million, or 14.2%, to $37.5 million for the nine months ended September 30, 2005, from $32.8 million for the same period in 2004. This increase was primarily attributable to increased local and national advertising revenues across all markets during the first nine months of 2005, as compared to 2004.

Net revenues for our television segment decreased by $0.3 million, or 0.6%, to $35.3 million for the nine months ended September 30, 2005, from $35.6 million for the same period in 2004. This decrease was primarily attributable to advertising revenue declines at our California television stations. This decrease was offset in part by the incremental revenues from our television operations in Dallas. Our percentage decrease in revenue growth for our television segment was further dampened by strong results posted during the first nine months of 2004, when our revenues for our television segment increased 28.0% from the first nine months of 2003.

The overall decrease in net revenues for our television segment included a decline in revenues from the leasing of our television production facility, Empire Burbank Studios, Inc. This resulted from an increase in the use of the facility for the production of in-house programming, thereby reducing available leasing space. We expect to continue using space in our production facility primarily to produce our internal programs and therefore expect future leasing revenues to be minimal. As a result, we believe that in order to provide a comparable basis for evaluating our results for the nine months ended September 30, 2005 compared to the same period in 2004, it is necessary to exclude net revenues of $0.1 million generated from leasing this facility in the nine months ended September 30, 2004. Below is a reconciliation of net revenues for our television segment, prepared and presented in accordance with U.S. generally accepted accounting principles, to net revenues excluding leasing revenues from our production facility:

	Nine months ended September 30,
	2004	2005
	(in thousands)
Net revenues for television segment	$35,543	$35,316
Less: Television production facility leasing revenues	(122)	—

Net revenues for television segment excluding production facility leasing revenues	$35,421	$35,316

Total operating expenses. Total operating expenses increased by $5.7 million, or 14.0%, to $46.4 million for the nine months ended September 30, 2005 from $40.7 million for the same period in 2004. The increase was primarily the result of a $5.2 million noncash charge to reduce the carrying value of one of our broadcast licenses. This increase was offset in part by a $3.4 million decrease in noncash employee compensation. Our deferred compensation liability can increase in future periods based on changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our parent, Liberman Broadcasting. The increase was also due to:

(1)	a $1.1 million increase in program and technical expenses primarily related to (a) additional production of in-house television programs, (b) incremental expenses related to our new television station in the Dallas-Fort Worth market, which began operations in January 2004 and (c) higher music license fees,

(2)

a $1.7 million increase in selling, general and administrative expenses due to (a) higher salaries, commissions and other selling expenses, reflecting net revenue growth, (b) additional operating expenses related to the operation of our recently acquired television station, KMPX-TV, in January 2004 and (c) moderate increases in other general and administrative expenses associated with our revenue growth,

(3)	a $0.7 million increase in depreciation expense, primarily due to increased capital expenditures for our existing properties,

(4)	a $0.1 million increase in outside promotional expenses, and

(5)	$0.3 million of costs associated with our anticipated initial public offering, which were expensed.

Total operating expenses for our radio segment decreased by $2.9 million, or 14.9%, to $16.8 million for the nine months ended September 30, 2005, from $19.7 million for the same period in 2004. This decrease was due to a $3.4 million decrease in noncash employee compensation. The decrease was slightly offset by:

(1)	a $0.1 million increase in selling, general and administrative expenses,

(2)	a $0.2 million increase in depreciation, and

(3)	$0.2 million of costs associated with our anticipated initial public offering, which were expensed.

Total operating expenses for our television segment increased by $8.6 million, or 41.4%, to $29.6 million for the nine months ended September 30, 2005, from $21.0 million, for the same period in 2004. This increase was primarily the result of a $5.2 million noncash charge to reduce the carrying value of one of our broadcast licenses. This increase was also due to:

(1)	a $1.1 million increase in program and technical expenses related to (a) the additional production of in-house programming, (b) the incremental costs associated with our newly acquired television station in the Dallas-Fort Worth market, and (c) higher music license fees,

(2)	a $1.6 million increase in selling, general and administrative expenses related to (a) higher sales salaries and commissions, and (b) incremental costs associated with our Dallas-Fort Worth television station acquired in January 2004,

(3)	a $0.5 million increase in depreciation expense, primarily resulting from increased capital expenditures for our existing properties,

(4)	a $0.1 million increase in outside promotional expenses, and

(5)	$0.1 million of costs associated with our anticipated initial public offering, which were expensed.

The overall increase in operating expenses for our television segment was offset in part by a decline in expenses relating to the leasing of our television production facility, Empire Burbank Studios, Inc. This resulted from an increase in the use of the facility for the production of in-house programming, thereby reducing available leasing space. We expect to continue using space in our production facility primarily to produce our internal programs and therefore expect future leasing expenses to be minimal. As a result, we believe that in order to provide a comparable basis for evaluating our results for the nine months ended September 30, 2005, compared to the same period in 2004, it is necessary to exclude $0.1 million in expenses related to the leasing of this facility in the nine months ended September 30, 2004. Below is a reconciliation of total operating expenses for our television segment, prepared and presented in accordance with U.S. generally accepted accounting principles, to total operating expenses excluding our production facility leasing expenses:

	Nine months ended September 30,
	2004	2005
	(in thousands)
Television segment operating expenses	$20,941	$24,460
Less: Television production facility leasing expenses	(43)	—

Television segment operating expenses excluding production facility leasing expenses	$20,898	$24,460

Interest expense, net. Interest expense, net increased by $2.1 million, or 13.6%, to $17.6 million for the nine months ended September 30, 2005, from $15.5 million for the corresponding period in 2004. This change is primarily attributable to higher interest rates on borrowings under our senior credit facility.

If Liberman Broadcasting’s anticipated initial public offering were to be completed, we plan to use the proceeds contributed to us from our indirect parent to redeem a portion of our outstanding indebtedness. However, if we acquire additional radio or television station assets, we may need to incur additional debt, which would result in an increase in our interest expense.

Net income. We recognized net income of $8.7 million for the nine months ended September 30, 2005, as compared to $11.9 million for the same period of 2004, a decrease of $3.2 million. This change was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased by $1.1 million, or 3.2%, to $35.1 million for the nine months ended September 30, 2005 from $34.0 million for the same period in 2004. The increase was primarily attributable to the overall net revenue growth, particularly in our radio segment and our Dallas television operations, offset by an overall increase in operating expenses before noncash employee compensation, impairment of broadcast license and depreciation. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA for our radio segment increased by $4.4 million, or 25.4%, to $21.5 million for the nine months ended September 30, 2005 from $17.1 million for the same period in 2004. The increase was primarily the result of higher local and national advertising revenue during the first nine months of 2005, resulting from (i) an increase in advertising time sold to local and national advertisers and (ii) improved ratings for our stations.

Adjusted EBITDA for our television segment decreased by $3.3 million, or 19.3%, to $13.6 million for the nine months ended September 30, 2005, from $16.9 million for the same period in 2004. The decrease was primarily the result of a decline in revenue from our California television stations and an overall increase in operating expenses before noncash employee compensation, impairment of broadcast license and depreciation.

Liquidity and Capital Resources

Senior Credit Facility. Our primary sources of liquidity are cash provided by operations and available borrowings under our $220.0 million revolving senior credit facility. The facility matures on September 30, 2010, and there are no scheduled reductions of commitments. Borrowings under our senior credit facility bear interest at a rate based on LIBOR, or a base rate, plus an applicable margin that is dependent upon our leverage ratio (as defined in the senior credit agreement). As of September 30, 2005, we had approximately $123.6 million aggregate principal amount outstanding under the senior credit facility. Since September 30, 2005, we had repaid $3.5 million under our senior credit facility. Under the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes, we are limited in our ability to borrow under the senior credit facility. We may borrow up to $150.0 million under the senior credit facility without having to meet any restrictions under the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes (described below), but any amount over $150.0 million that we may borrow under the senior credit facility will be subject to our and LBI Media Holdings’ compliance with specified leverage ratios (as defined in the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes). We may increase the borrowing capacity under our senior credit facility by up to an additional $5.0 million, subject to participation by the existing lenders or new lenders acceptable to the administrative agent under the senior credit facility and subject to restrictions in the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes.

Our senior credit facility contains customary restrictive covenants that, among other things, limit our ability to incur additional indebtedness and liens in connection therewith, pay dividends and make capital expenditures above certain limits. Under the senior credit facility, we must also maintain specified financial ratios, such as a maximum total leverage ratio, a maximum senior leverage ratio, a minimum ratio of EBITDA (as defined in the senior credit agreement) to interest expense and a minimum ratio of EBITDA (as defined in the senior credit agreement) to fixed charges. As of September 30, 2005, we were in compliance with the covenants in our senior credit facility. If Liberman Broadcasting completes its anticipated initial public offering, we may repay a portion of the outstanding principal amount under our senior credit facility with the net proceeds contributed to us from our indirect parent, Liberman Broadcasting.

Senior Subordinated Notes. In July 2002, we issued $150.0 million of senior subordinated notes that mature in 2012. Under the terms of our senior subordinated notes, we pay semi-annual interest payments of approximately $7.6 million each January 15 and July 15. The indenture governing our senior subordinated notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of September 30, 2005, we were in compliance with these covenants.

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

Summary of Indebtedness. The following table summarizes our various levels of indebtedness at September 30, 2005.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate
LBI Media, Inc.	$220.0 million Senior secured revolving credit facility	$123.6 million	September 30, 2010	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio
LBI Media, Inc.	Senior subordinated notes	$150.0 million	July 15, 2012	10.125%
Empire Burbank Studios, Inc.	Mortgage note	$2.5 million	July 1, 2019	5.52%

The above table does not include the debt of our parents, LBI Media Holdings’ 11% senior discount notes and Liberman Broadcasting’s 9% subordinated notes.

Cash Flows. Cash and cash equivalents were $5.7 million and $1.9 million at December 31, 2004 and September 30, 2005, respectively.

Net cash flow provided by operating activities was $14.7 million and $12.8 million for the nine months ended September 30, 2004 and 2005, respectively. The decrease in our net cash flow provided by operating activities was primarily the result of a decline in accounts receivable collections and an increase in payments of accounts payable and accrued expenses during the first nine months of 2005, as compared to the same period in 2004.

Net cash flow used in investing activities was $59.8 million and $10.4 million for the nine months ended September 30, 2004 and 2005, respectively. The net cash flow used in investing activities in the first nine months of 2004 includes $51.8 million attributable to the acquisitions of selected radio and television station assets. The net cash flow used in investing activities in the first nine months of 2005 includes $4.1 million attributable to the acquisition of SMRT. The decrease is also attributable to the decrease in capital expenditures from $8.3 million during the first nine months of 2004 to $6.4 million for the first nine months of 2005.

Net cash flow provided by financing activities was $41.0 million for the nine months ended September 30, 2004. Net cash flow used in financing activities was $6.2 million for the nine months ended September 30, 2005. The net cash flow provided by financing activities for the first nine months of 2004 was primarily attributable to the additional funds borrowed under our senior credit facility to acquire the selected assets of KMPX-TV and KNOR-FM in the Dallas-Fort Worth, Texas market. The net cash flow used in financing activities for the nine months ended September 30, 2005 reflects the principal payment on outstanding borrowings under our senior credit facility.

Contractual Obligations. We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At September 30, 2005, such obligations and commitments were our senior credit facility and senior subordinated notes, certain non-recourse debt of one of our wholly owned subsidiaries and our operating leases as follows:

		Payments due by Period from September 30, 2005
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 Years	After 5 Years
Long term debt	$422,106,220	$23,172,384	$46,344,768	$169,944,503	$182,644,565
Operating leases	15,424,321	1,408,117	2,698,389	2,516,372	8,801,443

Total contractual cash obligations	$437,530,541	$24,580,501	$49,043,157	$172,460,875	$191,446,008

The above table includes principal and interest payments under our debt agreements, based on our interest rates as of September 30, 2005 and assumes no additional borrowings or principal payments on our senior credit facility until its maturity in 2010. It does not include Liberman Broadcasting’s 9% subordinated notes, LBI Media Holdings’ 11% senior discount notes or any deferred compensation amounts we may ultimately pay.

Expected Use of Cash Flows. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under LBI Media’s senior credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include the addition of digital transmission equipment for our Houston television station at an estimated cost of $0.9 million. For our radio segment, our planned uses of liquidity during the next twelve months will include the construction of a new tower site for our recently acquired Dallas-Fort Worth radio station, KNOR-FM, at an estimated cost of $3.1 million. We also plan to upgrade several of our radio stations and towers located in the Houston market for approximately $5.3 million. We are also scheduled to make a payment for deferred compensation under our employment agreements in the first half of 2006, for which we have previously been expensing as noncash employee compensation.

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

Inflation

We believe that inflation has not had a material impact on our results of operations for the nine months ended September 30, 2004 and 2005. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net broadcast revenue for the year.

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net income (loss) plus cumulative effect of accounting change, income tax expense, (loss) gain on sale of property and equipment, net interest expense, depreciation, impairment of broadcast license and noncash employee compensation.

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

We believe Adjusted EBITDA is useful to an investor in evaluating our liquidity and cash flow because:

•	it is widely used in the broadcasting industry to measure a company’s liquidity and cash flow without regard to items such as depreciation, impairment of broadcast license and noncash employee compensation. The broadcast industry uses liquidity to determine whether a company will be able to cover its capital expenditures and whether a company will be able to acquire additional assets and broadcast licenses if the company has an acquisition strategy. We believe that, by eliminating the effects of noncash items, Adjusted EBITDA provides a meaningful measure of liquidity.

•	it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of noncash expense items, such as noncash employee compensation, impairment of broadcast license and depreciation. By removing the noncash items, it allows investors to better determine whether we will be able to meet our debt obligations as they become due; and

•	it provides a liquidity measure before the impact of a company’s capital structure by removing net interest expense items.

Our management uses Adjusted EBITDA:

•	as a measure to assist us in planning our acquisition strategy;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of liquidity and cash flow used by management;

•	as a measure for determining our operating budget and our ability to fund working capital; and

•	as a measure for planning and forecasting capital expenditures.

We also use non-GAAP numbers in the evaluation of our television segment. We exclude the results of the leasing of our production facility from our net revenue and operating expenses, because we began using our production facility for more in-house programming in 2003, thereby reducing available leasing space. As a result, we believe that in order to provide a comparable basis for evaluation our results for the nine months ended September 30, 2004 and 2005, it is necessary to exclude the financial results related to the leasing of our television production facility.

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

Allowance for doubtful accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write-offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging less than 9.0% of our outstanding receivables. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3% of our outstanding receivables as of September 30, 2005, from 8.4% to 11.4% or $1.3 million to $1.8 million, would result in a decrease in pre-tax income of $0.5 million for the three and nine months ended September 30, 2005.

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

Our deferred compensation liability can increase based on changes in the applicable employee’s vesting percentage and can increase or decrease based on changes in the “net value” of Liberman Broadcasting. We have two deferred compensation components that comprise the employee’s vesting percentage: (i) a component that vests in varying amounts over time; and (ii) a component that vests upon the attainment of certain performance measures (each unique to the individual agreements). We account for the time vesting component over the vesting periods specified in the employment agreements and account for the performance-based component when we consider it probable that the performance measures will be attained.

If we assumed no change in the “net value” of Liberman Broadcasting from that at September 30, 2005, we would expect to record $0.4 million in noncash deferred compensation expense during 2005 relating solely to the time vesting portion of the deferred compensation.

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

Recent Accounting Pronouncements

Financial Accounting Standards Interpretation No. 46: In January 2003, the Financial Accounting Standards Board (FASB) issued FIN No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 became effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into with variable interest entities created prior to January 31, 2003, the provisions of FIN 46 become effective for the first interim or annual period ending after March 15, 2004. We adopted the provisions of FIN 46 in the first quarter of 2004; however, such adoption has not had an impact on our results of operations or financial position.

Statement of Financial Accounting Standards No. 153: In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets — an amendment of APB Opinion No. 29,” which addresses the measurement of exchanges of non-monetary assets and eliminates the exception from fair value accounting for non-monetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a non-monetary exchange has commercial substance if the future cash flows of an entity are expected to change significantly as a result of the exchange. This statement is effective for us beginning the first quarter of fiscal year 2006 and is not expected to have a significant impact on our results of operations or financial position.

Financial Accounting Standards Interpretation No. 47: In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We are currently evaluating the effect that the adoption of FIN 47 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

Statement of Financial Accounting Standards No. 154: In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinions No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2006. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition, but do not expect it to have a material impact.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Executive Vice President, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on the foregoing, our President and Executive Vice President concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

LBI MEDIA, INC.

By:	/s/ Lenard D. Liberman
Lenard D. Liberman Executive Vice President and Chief Financial Officer

Date: November 14, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of LBI Media, Inc., including amendments thereto (1)

3.2	Bylaws of LBI Media, Inc. (1)

4.1	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed thereon and U.S. Bank, N.A., as Trustee (1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as created by Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as created by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of President and Executive Vice President pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to LBI Media, Inc.’s Registration Statement on Form S-4 (Registration No. 333-100330) filed on October 4, 2002, as amended.