Form 10-Q
period 2006-06-30
LBI MEDIA INC
filed 2006-08-14
CIK 1192503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 14, 2006, there were 100 shares of common stock, $0.01 par value per share, of LBI Media, Inc. issued and outstanding.

LBI MEDIA, INC.

FORM 10-Q QUARTERLY REPORT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LBI MEDIA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2006	December 31, 2005
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$313	$1,797
Accounts receivable (less allowance for doubtful accounts of $1,402 as of June 30, 2006 and $1,393 as of December 31, 2005)	18,023	15,253
Current portion of program rights, net	764	853
Amounts due from related parties	384	246
Current portion of employee advances	213	358
Prepaid expenses and other current assets	1,211	1,266

Total current assets	20,908	19,773
Property and equipment, net	73,538	69,131
Program rights, excluding current portion	720	1,055
Notes receivable from related parties	2,687	2,653
Employee advances, excluding current portion	1,381	909
Deferred financing costs, net	5,766	4,273
Broadcast licenses, net	277,021	278,536
Other assets	426	416

Total assets	382,447	376,746

Liabilities and shareholder’s equity
Current liabilities:
Accounts payable and accrued expenses	3,582	4,745
Accrued interest	8,151	7,969
Amounts due to related parties	—	1,800
Current portion of long-term debt	1,228	125
Current portion of deferred compensation	9,122	2,944

Total current liabilities	22,083	17,583
Long-term debt, excluding current portion	269,287	268,427
Deferred compensation	—	6,064
Deferred state income taxes	877	877
Other liabilities	693	588

Total liabilities	292,939	293,539
Commitments and contingencies
Shareholder’s equity:
Common stock, $0.01 par value:
Authorized shares —1,000 Issued and outstanding shares —100	—	—
Additional paid-in capital	55,665	55,665
Retained earnings	33,843	27,542

Total shareholder’s equity	89,508	83,207

Total liabilities and shareholder’s equity	$382,447	$376,746

See accompanying notes.

LBI MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenues	$29,291	$26,404	$51,533	$46,941
Operating expenses:
Program and technical, exclusive of noncash employee compensation of $(94) and $(52) for the three months ended June 30, 2006 and 2005, respectively, and $(15) and $(127) for the six months ended June 30, 2006 and 2005, respectively, and depreciation and amortization shown below	4,937	4,441	9,438	8,562
Promotional, exclusive of depreciation and amortization shown below	501	683	838	959
Selling, general and administrative, exclusive of noncash employee compensation of $(67) and $(147) for the three months ended June 30, 2006 and 2005, respectively and $129 and $(366) for the six months ended June 30, 2006 and 2005, respectively, and depreciation and amortization shown below	8,527	7,468	16,654	14,894
Noncash employee compensation (benefit)	(161)	(199)	114	(493)
Depreciation and amortization	1,632	1,483	3,263	2,971
Impairment of broadcast licenses	1,600	—	1,600	—
Offering costs	—	247	—	247

Total operating expenses	17,036	14,123	31,907	27,140

Operating income	12,255	12,281	19,626	19,801
Interest expense	(6,226)	(5,913)	(12,412)	(11,652)
Interest and other income	28	35	58	65

Income before provision (benefit) for income taxes	6,057	6,403	7,272	8,214
(Provision) benefit for income taxes	(125)	17	(174)	(14)

Net income	$5,932	$6,420	$7,098	$8,200

See accompanying notes.

LBI MEDIA, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$7,098	$8,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,263	2,971
Amortization of deferred financing costs	395	397
Noncash employee compensation	114	(493)
Impairment of broadcast licenses	1,600	—
Offering costs	—	247
Provision for doubtful accounts	483	444
Changes in operating assets and liabilities:
Accounts receivable	(3,253)	(1,882)
Program rights	424	152
Amounts due from related parties	(138)	639
Prepaid expenses and other current assets	55	319
Employee advances	(327)	6
Accounts payable and accrued expenses	(1,163)	(1,196)
Accrued interest	182	151
Other assets and liabilities	61	242

Net cash provided by operating activities	8,794	10,197

Investing activities
Purchase of property and equipment	(7,670)	(4,133)
Acquisition of broadcast licenses	(85)	(9)
Acquisition of Spanish Media Rep Team, Inc.	—	(4,076)

Net cash used in investing activities	(7,755)	(8,218)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings	125,000	1,100
Payments of deferred financing costs	(1,888)	(270)
Payments on long-term debt and bank borrowings	(123,037)	(4,658)
Payment of amounts due to related parties	(1,800)	—
Distributions to Parent	(798)	—

Net cash provided by (used in) financing activities	(2,523)	(3,828)

Net decrease in cash and cash equivalents	(1,484)	(1,849)
Cash and cash equivalents at beginning of period	1,797	5,742

Cash and cash equivalents at end of period	$313	$3,893

Supplemental non-cash investing activities:
The following sets forth the changes in assets and liabilities resulting from the SMRT acquisition in 2005:
Employee advances		$71
Property and equipment, net		3
Other assets		10
Amounts due to related parties		(1,800)
Distributions to shareholders		5,792

		$4,076

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

Pursuant to an Assignment and Exchange Agreement dated September 29, 2003 between the Parent and LBI Media Holdings, Inc. (“LBI Media Holdings”), the Parent assigned to LBI Media Holdings all of its right, title and interest in 100 shares of common stock of LBI Media (constituting all of the outstanding shares of LBI Media) in exchange for 100 shares of common stock of LBI Media Holdings. Thus, upon consummation of the exchange, LBI Media became a wholly owned subsidiary of LBI Media Holdings. LBI Media is a holding company with substantially no assets, operations or cash flows other than its investment in its subsidiaries. As more fully described in the last paragraph under “Scheduled Debt Repayments” in Note 4, pursuant to SEC guidelines, the debt of LBI Media Holdings and the Parent is not reflected in the Company’s unaudited condensed consolidated financial statements.

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

Statement of Financial Accounting Standards No. 123R. The Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) and SEC Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) as of January 1, 2006. FAS 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value received is recognized in earnings over the period during which an employee is required to provide service. The adoption of FAS 123R did not have an impact on the Company’s consolidated financial statements.

FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109). In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective beginning on January 1, 2007, and is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

3.	Broadcast Licenses

The Company’s broadcast licenses are intangible assets with indefinite lives and are reviewed for impairment annually on September 30, with additional evaluations performed if potential impairment indicators are noted. The Company believes its broadcast licenses have indefinite useful lives given that they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company.

If indicators of impairment are identified and the discounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets would be recorded. The fair value of the Company’s broadcast licenses is determined by assuming that entry into the particular market took place as of the valuation date and considering the signal coverage of the related stations as well as the projected advertising revenues for the particular market(s) in which each station operates. In the second quarter of 2006, the Company recorded a $1.6 million noncash impairment write-down relating to one of its broadcast licenses. No adjustments to the carrying amounts of broadcast licenses for impairment were required during the six months ended June 30, 2005. Accumulated amortization of broadcast licenses totaled approximately $17.7 million at December 31, 2005 and June 30, 2006.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

4.	Long-Term Debt

Long-term debt consists of the following (not including the debt of LBI Media Holdings and the Parent—see discussion below):

	June 30, 2006	December 31, 2005
	(In thousands)
2004 Revolver	$—	$116,099
2006 Revolver	8,400	—
2006 Term Loan	109,725	—
Senior Subordinated Notes	150,000	150,000
2004 Empire Note	2,390	2,453

	270,515	268,552
Less current portion	(1,228)	(125)

	$269,287	$268,427

2004 Revolver

On June 11, 2004, the Company amended and restated its then existing senior revolving credit facility (as amended and restated, the “2004 Revolver”). The 2004 Revolver included an initial $175 million revolving loan and a $5 million swing line sub-facility and was subsequently increased to a total of $220 million. There were no scheduled reductions of commitments under the 2004 Revolver.

Borrowings under the 2004 Revolver bore interest at the election of the Company based on either the prime rate, or the LIBOR rate plus the stipulated applicable margin based on the Company’s total leverage ratio which ranged from 0.25% to 1.75% per annum for base rate loans and 1.50% to 3.00% per annum for LIBOR loans.

2006 Revolver and 2006 Term Loan

On May 8, 2006, the Company refinanced the 2004 Revolver with a new $110 million senior term loan credit facility (the “2006 Term Loan”) and a $150 million senior revolving credit facility (the “2006 Revolver”, and together with the 2006 Term Loan, the “2006 Senior Credit Facilities”). The 2006 Revolver includes a $5.0 million swing line sub-facility and allows for letters of credit up to the lesser of $5.0 million and the available remaining revolving commitment amount. The Company has the option to request its lenders to increase the amount of the 2006 Senior Credit Facilities by an additional $50 million; however, the lenders are not obligated to do so. The increases under the 2006 Term Loan and the 2006 Revolver, taken together, cannot exceed $50.0 million. The 2006 Term Loan and 2006 Revolver mature on March 31, 2012.

The Company must pay 0.25% of the original principal amount of the 2006 Term Loan each quarter ($275,000 or $1.1 million annually) plus 0.25% of any additional principal amount incurred in the future under the 2006 Term Loan. There are no scheduled reductions of commitments under the 2006 Revolver.

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of the Company, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

the Company’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by The Company. All amounts that are not paid when due under either the 2006 Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full.

As of June 30, 2006, $8.4 million of the 2006 Revolver was outstanding. The Company pays a quarterly unused commitment fee ranging from 0.25% to 0.5% depending on the level of facility usage.

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of the Company, including a first priority pledge of all capital stock of the Company’s subsidiaries. The 2006 Senior Credit Facilities also contain customary representations, affirmative and negative covenants and defaults for a senior credit facility. At June 30, 2006, the Company was in compliance with all such covenants.

Senior Subordinated Notes

On July 9, 2002, the Company issued $150 million of senior subordinated notes due 2012 (the “Senior Subordinated Notes”). The Senior Subordinated Notes bear interest at the rate of 10 1/8% per annum, and interest payments are to be made on a semi-annual basis each January 15 and July 15. All of the Company’s subsidiaries are wholly owned and provide full and unconditional joint and several guarantees of the Senior Subordinated Notes. The indenture governing the Senior Subordinated Notes (the “Indenture”) contains certain restrictive covenants that, among other things, limit the Company’s ability to borrow under the 2006 Revolver (and previously, the 2004 Revolver) and pay dividends. The Company could borrow up to $150 million under the 2006 Revolver without having to meet the restrictions contained in the Indenture, but any amount over $150 million would be subject to the Company’s compliance with a specified leverage ratio (as defined in the Indenture).

The Indenture contains certain financial and non-financial covenants including restrictions on the Company’s ability to pay dividends. At June 30, 2006, the Company was in compliance with all such covenants.

2004 Empire Note

On July 1, 2004, Empire, a wholly owned subsidiary of the Company, issued an installment note for approximately $2.6 million (the “2004 Empire Note”). The 2004 Empire Note bears interest at 5.52% per annum and is payable in monthly principal and interest payments of approximately $21,000 through maturity in July 2019. The borrowings under the 2004 Empire Note are secured primarily by all of Empire’s real property.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

Scheduled Debt Repayments

As of June 30, 2006, the Company’s long-term debt had scheduled repayments for each of the next five fiscal years as follows:

(In thousands)
2006	$613
2007	1,232
2008	1,239
2009	1,247
2010	1,255
Thereafter	264,929

$270,515

The above table does not include interest payments or scheduled repayments relating to debt of LBI Media Holdings or the Parent (including redemption of the warrants) the Company may ultimately pay. Pursuant to SEC guidelines, debt of LBI Media Holdings and the Parent is not reflected in the Company’s financial statements as (a) the Company will not assume the debt of LBI Media Holdings or the Parent, either presently or in a planned transaction in the future; (b) the proceeds from the offering of the Senior Subordinated Notes were not used to retire all or a part of the debt of LBI Media Holdings or the Parent; and (c) the Company does not guarantee or pledge its assets as collateral for the debt of LBI Media Holdings or the Parent. LBI Media Holdings and the Parent are holding companies that have no assets, operations or cash flows other than the investments in their subsidiaries. Accordingly, funding from the Company will be required for LBI Media Holdings and the Parent to repay their debt. The Parent’s debt is expressly subordinated, and the debt of LBI Media Holdings is structurally subordinated, in right of payment to the 2006 Senior Credit Facilities and the Senior Subordinated Notes. The debt of LBI Media Holdings and the Parent is described below.

LBI Media Holdings’ Senior Discount Notes

On October 10, 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013 (the “Senior Discount Notes”). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the Senior Discount Notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008, and instead, the value of the notes will be increased each period until it equals $68.4 million on October 15, 2008; such accretion (approximately $1.3 million and $1.4 million, for the three months ended June 30, 2005 and 2006, respectively, and $2.5 million and $2.8 million for the six months ended June 30, 2005 and 2006, respectively), is recorded as additional interest expense by LBI Media Holdings. After October 15, 2008, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that LBI Media Holdings may make a cash interest election on any interest payment date prior to October 15, 2008. If LBI Media Holdings makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the date of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the date LBI Media Holdings makes such election. The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of June 30, 2006, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2006 Senior Credit Facilities and the Senior Subordinated Notes.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

LBI Holdings I, Inc.’s Parent Subordinated Notes

On March 20, 2001, the Parent entered into an agreement whereby in exchange for $30 million, it issued junior subordinated notes (the “Parent Subordinated Notes”) and warrants to the holders of the Parent Subordinated Notes to initially acquire 14.02 shares (approximately 6.55%) of the Parent’s common stock at an initial exercise price of $0.01 per share. Based on the relative fair values at the date of issuance, the Parent allocated $13.6 million to the Parent Subordinated Notes and $16.4 million to the warrants. The Parent Subordinated Notes initially bear interest at 9% per year and will bear interest at 13% per year beginning September 21, 2009. The Parent Subordinated Notes will mature on the earliest of (i) January 31, 2014, (ii) their acceleration following the occurrence and continuance of a material event of default (as defined in the agreement), (iii) a merger, sale or similar transaction involving the Parent or substantially all of the subsidiaries of the Parent, (iv) a sale or other disposition of a majority of the Parent’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of the Parent’s board of directors, and (v) the date on which the warrants issued in connection with the Parent Subordinated Notes are repurchased pursuant to the call options applicable to such warrants. Interest is not payable until maturity.

The Parent Subordinated Notes will be accreted through January 31, 2014, up to their $30 million redemption value; such accretion (approximately $0.2 million and $0.3 million during the three months ended June 30, 2005 and 2006, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2005 and 2006, respectively) is recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants are stated at fair value each reporting period (approximately $23.5 million at June 30, 2006) with subsequent changes in fair value being recorded as interest expense.

The warrants will expire on the earlier of (i) the later of (a) July 31, 2015 and (b) the date which is six months from the payment in full of all outstanding principal and interest on the Parent Subordinated Notes or (ii) the closing of an underwritten public equity offering in which the Parent raises at least $25 million (subject to extension in certain circumstances). A performance-based adjustment may increase or decrease the number of shares issued upon exercise of the warrants based on the Parent’s future consolidated broadcast cash flow, as defined.

The warrants contain a put right and a call right. The put right entitles the warrant holders to require the Parent to purchase the warrants (or stock if exercised) on or after the maturity date of the Parent Subordinated Notes, at the fair market value, subject to certain adjustments.

The call right occurs if the Parent proposes an acquisition with a valuation of at least $5.0 million in connection with which any proposed financing source reasonably requires, in good faith as a condition of financing and/or permitting the acquisition, an amendment to the maturity date of the notes and a majority of the holders of the Parent Subordinated Notes do not agree to such amendment. The Parent then has the right to purchase the warrants (or stock, if exercised) at fair market value, in connection with its payment in full of the aggregate of principal and interest outstanding under the Parent Subordinated Notes. If either of these put or call rights are exercised, it could require a significant amount of cash from the Company to repurchase the warrants, since the Parent is a holding company that has no operations or assets, other than its investment in the Company and LBI Media Holdings, and is dependent on the Company and LBI Media Holdings for cash flow. However, the Company and LBI Media Holdings have no legal obligation to provide that funding.

Certain mergers, combinations or sales of assets of Liberman Broadcasting, however, will not trigger the put right, even though such events would accelerate the obligations under the Parent Subordinated Notes.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

On February 12, 2004, Liberman Broadcasting, Inc., a Delaware corporation (“Liberman Broadcasting”), filed a registration statement on Form S-1 (File No. 333-112773) with the Securities and Exchange Commission for the proposed initial public offering of its Class A common stock (the “Offering”). It recently amended this filing on July 27, 2006. Immediately before the anticipated Offering, Liberman Broadcasting, Inc. will merge with the Parent, a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate the Parent into a Delaware corporation. If Liberman Broadcasting completes the anticipated Offering, it plans to repay:

•	a portion of the outstanding amount under the 2006 Revolver, plus accrued and unpaid interest;

•	approximately $20.9 million of the $53.5 million accreted value at June 30, 2006 of LBI Media Holdings’ Senior Discount Notes at a redemption price of 111.0% of the accreted value thereof, plus accrued and unpaid interest to the redemption date; and

•	all of the outstanding Parent Subordinated Notes at a redemption price of 100.0%, plus accrued and unpaid interest to the redemption date.

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

As further described in Note 7, on April 27, 2005, Liberman Broadcasting, Inc., a California corporation and a wholly-owned subsidiary of the Company (“LBI”), acquired its national sales representative, Spanish Media Rep Team, (“SMRT”), for an aggregate purchase price of approximately $5.1 million. SMRT merged with and into LBI. LBI paid approximately $3.3 million in cash and issued notes payable totaling $1.8 million to the stockholders of SMRT. The notes payable bore interest at 3.35% and were due and repaid in full on April 28, 2006. The stockholders of SMRT are the same stockholders of the Company’s indirect parent, LBI Holdings I, Inc.

6.	Commitments and Contingencies

Deferred Compensation

One of the Company’s wholly owned subsidiaries and the Parent have entered into employment agreements with certain employees. The services required under the employment agreements are rendered to the Company, and payment of amounts due under the employment agreements is made by the Company. Accordingly, the Company has reflected salary and benefits amounts due under the employment agreements in its financial statements in operating expenses. In addition to annual compensation and other benefits, certain of these agreements provide the employees with the ability to participate in the increase of the “net value” (as defined in the employment agreements) of the Parent over certain base amounts (“Incentive Compensation”) based on a time vesting component and a performance vesting component, as defined. The time vesting component is accounted for over the vesting periods specified in the employment agreements. Performance-based amounts are accounted for at the time it is considered probable that the performance measures will be attained.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

The employment agreements contain provisions which allow for limited accelerated vesting in the event of a change in control of the Parent (as defined in the employment agreements). Unless there is a change in control of the Parent, the “net value” (as defined in the employment agreements) of the Parent will be determined as of December 31, 2005, December 31, 2006 or December 31, 2009 (depending upon the particular employment agreement). Any Incentive Compensation amounts due are required to be paid within thirty days after the date the “net value” of the Parent is determined. The deferred compensation amount earned under the employment agreement that determined the “net value” as of December 31, 2005 is currently payable in cash. The Company is discussing alternatives to a cash payment with the employee, including the ability of the employee to convert his accrued amount into the Parent’s common stock in connection with its anticipated initial public offering. The other employment agreements require the Company to pay the deferred compensation amount in cash, unless the Parent’s common stock is publicly traded, at which point the Company may elect to pay all or a portion of the deferred compensation in the form of common stock of the Parent. At June 30, 2006, neither the Company nor Parent had funded any portion of the deferred compensation liability.

At December 31, 2005 and June 30, 2006, the “net value” of the Parent exceeded the base amounts set forth in certain of the respective employment agreements, and the employees had vested in approximately $9.0 million and $9.1 million, respectively, of Incentive Compensation. As a part of the calculation of this Incentive Compensation, the Company used the income and market valuation approaches to estimate the “net value” of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Each employee negotiated the base amount when entering into his employment agreement. The vested amounts are shown as deferred compensation in the accompanying consolidated balance sheets; the related expense is shown as noncash employee compensation in the accompanying consolidated statements of operations.

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

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

7.	Related Party Transactions

On April 27, 2005, the Company’s national sales representative, SMRT, merged with and into LBI. LBI paid $3.3 million in cash and issued notes payable totaling $1.8 million, which were due and repaid on April 28, 2006, to the stockholders of the Parent in exchange for the common stock of SMRT (representing a total purchase price of $5.1 million). As the merger constitutes a transaction between entities under common control, it is required to be accounted for at historical cost. SMRT had a net book deficit of approximately $0.7 million at the date of the merger.

The Company was charged approximately $0.2 million and $0.5 million from SMRT during the one month and four month periods ended April 30, 2005, respectively. Such amount, which the Company believes represented market rates, is included in selling expenses in the accompanying condensed consolidated statements of operations.

The Company had approximately $2.7 million due from stockholders of the Parent and from affiliated companies at December 31, 2005 and June 30, 2006, respectively. The Company loaned approximately $1.9 million to a stockholder of Parent in July 2002. These loans bear interest at the applicable federal rate of 2.8% and mature through July 2009. Additionally, at the direction of the stockholders of the Parent, the Company has made advances to certain religious and charitable organizations and individuals totaling approximately $0.3 million and $0.4 million, respectively, at December 31, 2005 and June 30, 2006. These loans and advances, plus accrued interest, are included in amounts due from related parties and other assets in the accompanying condensed consolidated balance sheets.

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

Management uses operating income before depreciation and amortization and noncash employee compensation as its measure of profitability for purposes of assessing performance and allocating resources.

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net revenues:
Radio operations	$13,982	$14,165	$23,799	$23,797
Television operations	15,309	12,239	27,734	23,144

Consolidated net revenues	29,291	26,404	51,533	46,941

Operating expenses, excluding depreciation and amortization, impairment of broadcast license and noncash employee compensation:
Radio operations	5,652	5,432	10,762	10,391
Television operations	8,313	7,407	16,168	14,271

Consolidated operating expenses, excluding depreciation and amortization, impairment of broadcast license and noncash employee compensation	13,965	12,839	26,930	24,662

Operating income before depreciation and amortization, impairment of broadcast license and noncash employee compensation:
Radio operations	8,330	8,733	13,037	13,406
Television operations	6,996	4,833	11,566	8,873

Consolidated operating income before depreciation and amortization, impairment of broadcast license and noncash employee compensation :	15,326	13,566	24,603	22,279

Depreciation and amortization expense:
Radio operations	598	580	1,196	1,160
Television operations	1,034	903	2,067	1,811

Consolidated depreciation and amortization expense	1,632	1,483	3,263	2,971

Impairment of broadcast license:
Television operations	(1,600)	—	(1,600)	—

Consolidated impairment of broadcast license	(1,600)	—	(1,600)	—

Noncash employee compensation:
Radio operations	(161)	(199)	114	(493)

Consolidated noncash employee compensation	(161)	(199)	114	(493)

Operating income:
Radio operations	7,893	8,352	11,727	12,739
Television operations	4,362	3,929	7,899	7,062

Consolidated operating income	$12,255	$12,281	$19,626	$19,801

LBI MEDIA, INC.

NOTES TO INTERIM UNAUDITED CONDENSED

CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Reconciliation of operating income before depreciation and amortization, impairment of broadcast license and noncash employee compensation to income before provision (benefit) for income taxes:
Operating income before depreciation, impairment of broadcast license and amortization and noncash employee compensation	$15,326	$13,566	$24,603	$22,279
Depreciation and amortization	(1,632)	(1,484)	(3,263)	(2,971)
Impairment of broadcast license	(1,600)	—	(1,600)	—
Noncash employee compensation	161	199	(114)	493
Interest expense	(6,226)	(5,913)	(12,412)	(11,652)
Interest and other income	28	35	58	65
Gain on sale of property and equipment	—	—	—	—

Income before income taxes	$6,057	$6,403	$7,272	$8,214

9.	Subsequent Events

In July 2006, LBI Media entered into a five-year fixed interest rate swap agreement relating to its floating rate borrowings commencing in November 2006 ($80 million for the first three years and $60 million for the subsequent two years).

On August 3, 2006, two of LBI Media’s wholly owned subsidiaries entered into an asset purchase agreement with Entravision Communications Corporation (“Entravision”) pursuant to which the Company has agreed to acquire licenses and permits authorized by the Federal Communications Commission (“FCC”), transmitter facilities, and broadcast and other studio equipment used to operate the following five stations: KTCY-FM, KZZA-FM, KZMP-FM, KZMP-AM and KBOC-FM in Dallas, Texas.

The total purchase price will be approximately $95.0 million in cash, subject to certain adjustments, of which $4.75 million has been deposited in escrow. Closing under the Purchase Agreement is subject to customary closing conditions and regulatory approvals from the FCC and the Department of Justice and Federal Trade Commission under the Hart-Scott-Rodino Act.

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

Overview

We own and operate radio and television stations in Los Angeles, California, Houston, Texas and Dallas, Texas and a television station in San Diego, California. Our radio stations consist of four FM and two AM stations serving Los Angeles, California and its surrounding areas, five FM and four AM stations serving Houston, Texas and its surrounding areas, and one FM station serving Dallas-Fort Worth, Texas and its surrounding areas. Our four television stations consist of three full-power stations serving Los Angeles, California, Houston, Texas and Dallas-Fort Worth, Texas and a low-power station serving San Diego, California. In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we use to produce our core programming for all of our television stations, and we have television production facilities in Houston and Dallas-Fort Worth that allow us to produce local programming for those markets as well.

We operate in two reportable segments, radio and television. We generate revenue from sales of local, regional and national advertising time on our radio and television stations, and the sale of time to brokered or infomercial customers on our radio and television stations. Advertising rates are, in large part, based on each station’s ability to attract audiences in demographic groups targeted by advertisers. Our stations compete for audiences and advertising revenue directly with other Spanish-language radio and television stations and we generally do not obtain long-term commitments from our advertisers. As a result, our management team focuses on creating a diverse advertiser base, producing cost-effective, locally focused programming, providing creative advertising solutions for clients, executing targeted marketing campaigns to develop a local audience, offering promotions and product integration in our television shows and implementing strict cost controls. We recognize revenues when the commercials are broadcast or the brokered time is made available to the customer. We incur commissions from advertising agencies on certain local, regional and national advertising and our revenue reflects deductions from gross revenue for commissions to these agencies.

Our primary expenses are employee compensation, including commissions paid to our local and national sales staffs, promotion, selling, programming and engineering expenses, general and administrative expenses and interest expense. Our programming expenses for television consist of costs related to the production of original programming content, production of local newscasts and, to a lesser extent, the acquisition of programming content from other sources. Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay interest on our debt. We may need to pursue one or more alternative strategies in the future to meet our debt obligations, such as selling assets, refinancing or restructuring our indebtedness or selling equity securities. If Liberman Broadcasting completes its initial public offering, we expect some of the proceeds will be contributed to us for repayment of a portion of our outstanding debt.

We are organized as a California corporation and are a “qualified S subsidiary” under federal and California state tax laws. As such, we are deemed for tax purposes to be part of our indirect parent, an “S corporation,” and our taxable income is reported by the shareholders of LBI Holdings I, on their respective federal and state income tax returns.

On April 27, 2005, we acquired our national sales representative, Spanish Media Rep Team, or SMRT, for an aggregate purchase price of approximately $5.1 million. SMRT merged with and into Liberman Broadcasting, Inc., or LBI, a California corporation and our wholly owned subsidiary. LBI paid approximately $3.3 million in cash and issued notes totaling $1.8 million to the stockholders of SMRT. The notes were repaid on April 28, 2006. The stockholders of SMRT were the same stockholders of our indirect parent, LBI Holdings I, Inc.

On August 2, 2006, two of our wholly owned subsidiaries, Liberman Broadcasting of Dallas, Inc. and Liberman Broadcasting of Dallas License Corp. entered into an asset purchase agreement with Entravision Communications Corporation and certain of its subsidiaries pursuant to which our subsidiaries agreed to acquire from Entravision the selected assets of five of Entravision’s owned and operated radio stations. These assets include, among other things, (i) licenses and permits authorized by the Federal Communications Commission, or FCC, for or in connection with the operation of each of the radio stations, (ii) transmitter facilities, and (iii) broadcast and other studio equipment used to operate the following five stations: KTCY (FM) (101.7 FM, licensed to Azle, TX), KZZA (FM) (106.7 FM, licensed to Muenster, TX), KZMP (FM) (104.9 FM, licensed to Pilot Point, TX), KZMP (AM) (1540 AM, licensed to University Park, TX), and KBOC (FM) (98.3 FM, licensed to Bridgeport, TX).

The total purchase price for this proposed acquisition will be approximately $95.0 million in cash, subject to certain adjustments, of which $4.75 million has been deposited in escrow. The closing is subject to customary closing conditions and regulatory approvals from the FCC and the Department of Justice and Federal Trade Commission under the Hart-Scott-Rodino Act or HSR

Pursuant to the purchase agreement, the parties also agreed to use commercially reasonable efforts to negotiate the terms of a local marketing agreement on customary terms and conditions reasonably satisfactory to each of the parties. If the parties agree to enter into a local marketing agreement, we would commence programming of four of the stations upon the expiration or termination of all applicable waiting periods under HSR and so long as no actions have been instituted by any regulatory agency challenging or seeking to enjoin the consummation of the transactions contemplated by the purchase agreement. The programming of KZMP (AM) is provided by, and we anticipate it would continue to be provided by, a third-party broker; however, we expect that the payments made by the third party to the Sellers would be delivered to us through our local marketing agreement with Entravision.

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

Liberman Broadcasting, Inc., a Delaware corporation, has filed a registration statement on Form S-1 (File No. 333-112773) for the initial public offering of its Class A common stock. Liberman Broadcasting filed an amendment to the registration statement on July 26, 2006. Immediately before the anticipated offering, Liberman Broadcasting, Inc. will merge with our indirect parent, LBI Holdings I, Inc., a California corporation. Liberman Broadcasting, Inc. will survive the merger and effectively reincorporate our indirect parent into a Delaware corporation. In this report, “Liberman Broadcasting” refers to LBI Holdings I, Inc. before the merger and Liberman Broadcasting, Inc. after the merger, each on an unconsolidated basis. Notwithstanding the foregoing, we can provide no assurance that the anticipated initial public offering will be consummated in the near future, or at all.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	(Dollars in thousands)
	2006	2005	% Change	2006	2005	% Change
Net revenues:
Radio	$13,982	$14,165	(1.3%)	$23,799	$23,797	—%
Television	15,309	12,239	25.1%	27,734	23,144	19.8%

Total	$29,291	$26,404	10.9%	$51,533	$46,941	9.8%

Total operating expenses before noncash employee compensation, impairment of broadcast license and depreciation and amortization:
Radio	$5,652	$5,432	4.0%	$10,762	$10,391	3.6%
Television	8,313	7,407	12.2%	16,168	14,270	13.3%

Total	$13,965	$12,839	8.8%	$26,930	$24,661	9.2%

Noncash employee compensation:
Radio	$(161)	$(199)	(19.1%)	$114	$(493)	(123.1%)

Total	$(161)	$(199)	(19.1%)	$114	$(493)	(123.1%)

Impairment of broadcast license:
Television	$(1,600)	—		$(1,600)	—

Total	$(1,600)	—		$(1,600)	—

Depreciation and amortization:
Radio	$598	$580	3.1%	$1,196	$1,160	3.1%
Television	1,034	903	14.4%	2,067	1,811	14.1%

Total	$1,632	$1,483	10.0%	$3,263	$2,971	9.8%

Operating Income:
Radio	$7,893	$8,352	(5.5%)	$11,726	$12,739	(8.0%)
Television	4,362	3,929	11.0%	7,900	7,062	11.8%

Total	$12,255	$12,281	0.2%	$19,626	$19,801	(0.9%)

Adjusted EBITDA:
Radio	$8,330	$8,733	(4.6%)	$13,037	$13,406	(2.8%)
Television	6,996	4,833	44.7%	11,566	8,873	30.4%

Total	$15,326	$13,566	13.0%	$24,603	$22,279	10.4%

We define Adjusted EBITDA as net income (loss) plus cumulative effect of accounting change, income tax expense, (loss) gain on sale of property and equipment, net interest expense, depreciation and amortization, impairment of broadcast licenses and noncash employee compensation. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of certain noncash items and our capital structure. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income and net income. In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

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

The table set forth below reconciles net cash provided by operating activities, calculated and presented in accordance with U.S. generally accepted accounting principles, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net cash provided by operating activities	$8,093	$10,151	$8,794	$10,197
Add:
Income tax expense	125	(17)	174	14
Interest expense, net	6,198	5,878	12,354	11,587
Less:
Amortization of deferred financing costs	(197)	(199)	(395)	(397)
Offering costs	—	(247)	—	(247)
Provision for doubtful accounts	(276)	(249)	(483)	(444)
Changes in operating assets and liabilities:
Accounts receivable	4,677	3,107	3,253	1,882
Program rights	(208)	(7)	(424)	(152)
Amounts due from related parties	52	(780)	138	(639)
Prepaid expenses and other current assets	(193)	(227)	(55)	(319)
Employee advances	394	12	327	(6)
Accounts payable and accrued expenses	685	169	1,163	1,196
Accrued interest	(3,996)	(3,835)	(182)	(151)
Program rights payable	—	25	—	—
Other assets and liabilities	(28)	(215)	(61)	(242)

Adjusted EBITDA	$15,326	$13,566	$24,603	$22,279

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Net Revenues. Net revenues increased by $2.9 million, or 10.9%, to $29.3 million for the three months ended June 30, 2006, from $26.4 million for the same period in 2005. This increase was attributable to revenue growth from our television stations in California and Texas, offset by a slight decline in revenue from our radio stations, primarily our Los Angeles radio stations.

Net revenues for our radio segment decreased by $0.2 million, or 1.3%, to $14 million for the three months ended June 30, 2006, from $14.2 million for the same period in 2005. This decrease was primarily attributable to lower local and national advertising revenues at our Los Angeles stations stemming from a change in our sales personnel.

Net revenues for our television segment increased by $3.1 million, or 25.1%, to $15.3 million for the three months ended June 30, 2006, from $12.2 million for the same period in 2005. This increase was due to higher local and national advertising revenues in our California and Texas markets during the second quarter of 2006, as compared to 2005, which can be attributed to the acceptance of our television programming strategy by viewers and advertisers.

We currently anticipate net revenue growth for the remainder of 2006 from both our radio and television segments due to increased advertising time sold and increased advertising rates. Our programming, focused sales strategy and the expected continued demand for Spanish-language advertising should continue to increase our advertising time sold and advertising rates in 2006 for both segments.

Total operating expenses. Total operating expenses increased by $2.9 million, or 20.6%, to $17.0 million for the three months ended June 30, 2006 from $14.1 million for the same period in 2005. This increase was due to:

(1)	a $1.6 million impairment charge related to a broadcast license,

(2)	a $0.5 million increase in program and technical expenses primarily related to additional production of in-house television programs and higher music license fees,

(3)	a $1.1 million increase in selling, general and administrative expenses due to higher salaries, commissions and other selling expenses in our radio and television stations in Texas and California, which relate to our increased revenues,

(4)	a $0.1 million increase in depreciation and amortization expense, primarily due to increased capital expenditures for our existing properties,

(5)	a $0.2 million decrease in outside promotional expenses, and

(6)	a $0.2 million decrease in costs associated with our anticipated initial public offering.

We believe that our total operating expenses, before consideration of any impairment charges, will increase through the end of 2006 due to increased programming costs for our television segments and increased sales commissions and administrative expenses associated with our anticipated net revenue growth. Continued growth in expenses may also occur as a result of the acquisition of radio and television assets that we may complete. We anticipate that the growth rate of our 2006 total operating expenses, excluding noncash employee compensation and any impairment charges, will be lower than the growth rate of our 2006 net revenue. This expectation could be negatively impacted by the number and size of additional radio and television assets that we may acquire, including the potential purchase discussed above of the selected assets of five Dallas radio stations from Entravision Communications Corporation, and expenses related to our indirect parent being a publicly traded company if the proposed initial public offering of its Class A common stock is completed in 2006.

Total operating expenses for our radio segment increased by $0.3 million, or 4.7%, to $6.1 million for the three months ended June 30, 2006, from $5.8 million for the same period in 2005. This change was the result of:

(1)	a $0.2 million increase in programming and technical expenses associated with increases in music license fees, and equipment upgrades, and

(2)	a $0.1 million increase in selling, general and administrative expenses due to higher salaries and legal expenses.

Total operating expenses for our television segment increased by $2.6 million, or 31.7%, to $10.9 million for the three months ended June 30, 2006, from $8.3 million, for the same period in 2005. This increase was primarily the result of:

(1)	a $1.6 million impairment charge related to a broadcast license,

(2)	a $0.2 million increase in program and technical expenses related to (a) the additional production of in-house programming, and (b) higher music license fees,

(3)	a $0.9 million increase in selling, general and administrative expenses related to higher sales salaries, commissions and selling expenses in our California and Texas stations,

(4)	a $0.1 million increase in depreciation and amortization expense,

(5)	a $0.1 million decrease in outside promotional expenses, and

(6)	a $0.1 million decrease in costs associated with our anticipated initial public offering.

Interest expense, net. Interest expense, net increased by $0.3 million, or 5.4%, to $6.2 million for the three months ended June 30, 2006, from $5.9 million for the corresponding period in 2005. This change is primarily attributable to higher interest rates on borrowings under our senior credit facility.

If we complete the purchase of the assets of the five Dallas radio stations from Entravision Communications Corporation, we will need to incur additional debt, unless we consummate our initial public offering or we receive financing from another source before the closing of the acquisition. If we incur debt to purchase the assets of the radio stations, our interest expense will increase.

Net income. We recognized net income of $5.9 million for the three months ended June 30, 2006, as compared to $6.3 million for the same period of 2005, a decrease of $0.4 million. This change was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased by $1.7 million, or 13.0%, to $15.3 million for the three months ended June 30, 2006 as compared to $13.5 million for the same period in 2005. The increase was primarily attributable to the net revenue growth in our television segment, offset by increases in total operating expenses before noncash employee compensation, depreciation and amortization and offering costs. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA for our radio segment decreased by $0.4 million, or 4.6%, to $8.3 million for the three months ended June 30, 2006 from $8.7 million for the same period in 2005. The decrease was primarily the result of lower local and national advertising revenue during the second quarter of 2006, resulting from an decrease in advertising time sold to local and national advertisers.

Adjusted EBITDA for our television segment increased by $2.1 million, or 44.7%, to $6.9 million for the three months ended June 30, 2006, from $4.8 million for the same period in 2005. The increase was primarily attributable to the higher revenues from all of our television stations, offset by an increase in operating expenses before noncash employee compensation, depreciation and amortization and offering costs.

Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net Revenues. Net revenues increased by $4.6 million, or 9.8%, to $51.5 million for the six months ended June 30, 2006, from $46.9 million for the same period in 2005. The increase was attributable to increased advertising revenue from our California and Texas television stations with no change in our radio segment net revenues.

Net revenues for our radio segment were nearly unchanged at $23.8 million for the six months ended June 30, 2006, and for the six months ended June 30, 2005.

Net revenues for our television segment increased by $4.6 million, or 19.8%, to $27.8 million for the six months ended June 30, 2006, from $23.2 million for the same period in 2005. This increase was attributable to increased advertising revenue in our California and Texas markets.

Total operating expenses. Total operating expenses increased by $4.8 million, or 17.6%, to $31.9 million for the six months ended June 30, 2006 from $27.1 million for the same period in 2005. This increase was due to:

(1)	a $1.6 million impairment charge related to a broadcast license,

(2)	a $0.9 million increase in program and technical expenses primarily related to (a) additional production of in-house television programs and (b) higher music license fees,

(3)	a $1.8 million increase in selling, general and administrative expenses due to higher salaries, commissions and other selling expenses, attributable to growth in net revenues,

(4)	a $0.1 million decrease in outside promotional expenses,

(5)	a $0.3 million increase in depreciation and amortization expense, primarily due to increased capital expenditures for our existing properties,

(6)	a $0.6 million increase in noncash employee compensation. Our deferred compensation liability can increase in future periods based on changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our parent, Liberman Broadcasting, and

(7)	a $0.3 million decrease in costs associated with our anticipated initial public offering.

Total operating expenses for our radio segment increased by $1.0 million, or 9.2%, to $12.1 million for the six months ended June 30, 2006, from $11.1 million for the same period in 2005. This change was the result of:

(1)	a $0.3 million increase in program and technical expenses,

(2)	a $0.2 million increase in selling, general and administrative expenses, due to higher salaries and legal expenses,

(3)	a $0.6 million increase in noncash employee compensation, and

(4)	a $0.1 million decrease of costs associated with our anticipated initial public offering.

Total operating expenses for our television segment increased by $3.8 million, or 23.3%, to $19.9 million for the six months ended June 30, 2006, from $16.1 million, for the same period in 2005. This increase was primarily the result of:

(1)	a $1.6 million impairment charge related to a broadcast license,

(2)	a $0.6 million increase in program and technical expenses related to (a) the additional production of in-house programming, (b) the incremental costs associated with our acquired television station in the Dallas-Fort Worth market, and (c) higher music license fees,

(3)	a $1.5 million increase in selling, general and administrative expenses related to (a) higher sales salaries and commissions and (b) incremental costs associated with our Dallas-Fort Worth television station acquired in January 2004,

(4)	a $0.3 million increase in depreciation and amortization expense, primarily resulting from increased capital expenditures for our existing properties,

(5)	a $0.1 million decrease in outside promotional expenses, and

(6)	a $0.1 million decrease in costs associated with our anticipated initial public offering.

Interest expense, net. Interest expense, net increased by $0.8 million, or 6.6%, to $12.4 million for the six months ended June 30, 2006, from $11.6 million for the corresponding period in 2005. This change is primarily attributable to higher interest rates on borrowings under our senior credit facility.

Net income. We recognized net income of $7.1 million for the six months ended June 30, 2006, as compared to $8.2 million for the same period of 2005, a decrease of $1.1 million. This change was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased by $2.3 million, or 10.4%, to $24.6 million for the six months ended June 30, 2006 from $22.3 million for the same period in 2005. The increase was primarily attributable to the net revenue growth in our television segment, offset by an overall increase in operating expenses before noncash employee compensation, depreciation and amortization and offering costs. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA for our radio segment decreased by $0.4 million, or 2.8%, to $13 million for the six months ended June 30, 2006 from $13.4 million for the same period in 2005. The decrease was primarily the result of lower local and national advertising revenue during the first half of 2006, resulting from (i) a decrease in advertising time sold to local and national advertisers.

Adjusted EBITDA for our television segment increased by $2.7 million, or 30.4%, to $11.6 million for the six months ended June 30, 2006, from $8.9 million for the same period in 2005. The increase was primarily the result of higher revenues from our California and Texas markets, offset by an overall increase in operating expenses.

Liquidity and Capital Resources

Senior Credit Facilities. Our primary sources of liquidity are cash provided by operations and available borrowings under our new $150 million senior revolving credit facility. On May 8, 2006, we refinanced its prior $220 million senior revolving credit facility with a new $150 million senior revolving credit facility and a new $110 million senior term loan facility. We have the option to request our lenders to increase the aggregate amount by $50 million; however, our lenders are not obligated to do so. The increases under the senior revolving credit facility and the senior term loan credit facility, taken together, cannot exceed $50.0 million in the aggregate. Under the senior revolving credit facility, we have a swing line sub-facility equal to an amount of not more than $5.0 million. Letters of credit are also available to us under the senior revolving credit facility and may not exceed the lesser of $5 million or the available revolving commitment amount. There are no scheduled reductions of commitments under the senior revolving credit facility. Under the senior term loan facility, we must pay 0.25% of the original principal amount of the term loans each quarter, or $275,000, plus 0.25% of any additional principal amount incurred in the future under the senior term loan facility. The senior credit facilities mature on March 31, 2012.

As of June 30, 2006, we had $8.4 million aggregate principal amount outstanding under the senior revolving credit facility and $110 million aggregate principal amount of outstanding senior term loans. Borrowings under the senior credit facilities bear interest based on either, at our option, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for revolving loans, which is based on our total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for term loans is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by us. All amounts that are not paid when due under either the senior revolving credit facility or the senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.5% depending on the level of facility usage.

Under the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes, LBI Media is limited in its ability to borrow under the senior revolving credit facility. We may borrow up to $150 million under the senior revolving credit facility without having to meet any restrictions under the indentures governing its senior subordinated notes and LBI Media Holdings’ senior discount notes (described below), but any amount over $150 million that we may borrow under the senior revolving credit facility will be subject to our and LBI Media Holdings’ compliance with specified leverage ratios (as defined in the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes).

Our senior credit facilities contain customary restrictive covenants that, among other things, limit its capital expenditures, its ability to incur additional indebtedness and liens in connection therewith and pay dividends. Under the senior revolving credit facility, we must also maintain a maximum total leverage ratio and a minimum ratio of EBITDA to cash interest expense (each as defined in the senior credit agreement).

If our parent completes its anticipated initial public offering, we may repay a portion of the outstanding principal amount under our senior revolving credit facility with the net proceeds contributed to it from our parent.

Senior Subordinated Notes. In July 2002, we issued $150 million of senior subordinated notes that mature in 2012. Under the terms of its senior subordinated notes, we pay semi-annual interest payments of approximately $7.6 million each January 15 and July 15. The indenture governing our senior subordinated notes contains certain restrictive covenants that, among other things, limit its ability to incur additional indebtedness and pay dividends. As of June 30, 2006, we were in compliance with these covenants.

Empire Burbank Studios’ Mortgage Note. On July 1, 2004, one of our wholly owned subsidiaries, Empire Burbank Studios, Inc., issued an installment note for approximately $2.6 million.

The loan is secured by Empire’s real property and bears interest at 5.52% per annum. The loan is payable in monthly principal and interest payments of approximately $21,000 through maturity in July 2019.

Summary of Indebtedness. The following table summarizes our various levels of indebtedness at June 30, 2006. The table does not include the debt of our parents, LBI Media Holdings’ 11% Senior Discount Notes and Liberman Broadcasting’s 9% subordinated notes.

Issuer	Form of Debt	Principal Amount Outstanding	Scheduled Maturity Date	Interest rate

LBI Media, Inc.	$150 million Senior secured revolving credit facility	$8.4 million	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio

LBI Media, Inc.	$110 million Senior term loan credit facility	$110 million	March 31, 2012	LIBOR plus 1.50% per annum, or base rate plus 0.50% per annum

LBI Media, Inc.	Senior subordinated notes	$150 million	July 15, 2012	10.125%

Empire Burbank Studios, Inc.	Mortgage note	$2.4 million	July 1, 2019	5.52%

LBI Media Holdings’ 11% Senior Discount Notes. In October 2003, LBI Media Holdings, our parent and a wholly-owned subsidiary of our indirect parent, Liberman Broadcasting, issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013. Under the terms of the senior discount notes, cash interest will not accrue or be payable on the senior discount notes prior to October 15, 2008 and instead the accreted value of the senior discount notes will increase until such date. Thereafter, cash interest on the senior discount notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that we may make a cash interest election on any interest payment date prior to October 15, 2008. If LBI Media Holdings makes a cash interest election, the principal amount of the senior discount notes at maturity will be reduced to the accreted value of the senior discount notes as of the date of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the date we make such election. The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends to LBI Media Holdings’ parent, Liberman Broadcasting. LBI Media Holdings’ senior discount notes are structurally subordinated to LBI Media’s senior credit facilities and senior subordinated notes. If LBI Media Holdings’ parent, Liberman Broadcasting, completes its anticipated initial public offering, it may contribute some of the net proceeds from the offering to LBI Media Holdings to redeem a portion of the accreted value of LBI Media Holdings’ senior discount notes at a redemption price of 111.0% of the accreted value to the redemption date.

Liberman Broadcasting’s 9% Subordinated Notes. In March 2001, our parent, Liberman Broadcasting, issued $30.0 million principal amount of 9% subordinated notes and issued warrants more fully described in the next paragraph. The 9% subordinated notes are subordinate in right of payment to LBI Media’s senior credit facilities and senior subordinated notes and are structurally subordinated to LBI Media Holdings’ senior discount notes. The 9% subordinated notes will mature on the earliest of (i) January 31, 2014, (ii) their acceleration following the occurrence and continuance of a material event of default, (iii) a merger, sale or similar transaction involving Liberman Broadcasting or substantially all of the subsidiaries of Liberman Broadcasting, (iv) a sale or other disposition of a majority of Liberman Broadcasting’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of Liberman Broadcasting’s board of directors, and (v) the date on which the warrants issued in connection with Liberman Broadcasting’s 9% subordinated notes are repurchased pursuant to the call options applicable to the warrants. Interest is not payable until maturity. If Liberman Broadcasting completes its anticipated initial public offering, Liberman Broadcasting plans to redeem all of its outstanding 9% subordinated notes at a redemption price of 100.0% with a portion of the net proceeds from the anticipated offering.

In connection with these 9% subordinated notes, Liberman Broadcasting also issued warrants to purchase 14.02 shares of its common stock at an initial exercise price of $0.01 per share. The warrants have a put feature, which would allow the warrant holders at any time on or after the maturity date of the 9% subordinated notes, to require Liberman Broadcasting to repurchase the warrants or common stock issued upon exercise of the warrants at fair market value under certain events, and a call feature, which would allow Liberman Broadcasting to repurchase the warrants at its option under certain events. Certain mergers, combinations or sales of assets of Liberman Broadcasting, however, will not trigger the put right, even though such events would accelerate the obligations under the 9% subordinated notes. If Liberman Broadcasting completes its anticipated initial public offering, the holders of these warrants have executed irrevocable instructions to exercise the warrants for shares of Liberman Broadcasting’s Class A common stock at the closing of the anticipated initial public offering of its Class A common stock. If Liberman Broadcasting completes its anticipated initial public offering, it also intends to enter into an agreement with the holders of the warrants to terminate certain of their rights under the warrant agreement, including the put and call rights.

Cash Flows. Cash and cash equivalents were $0.3 million and $1.8 million at June 30, 2006 and December 31, 2005 respectively.

Net cash flow provided by operating activities was $8.8 million and $10.2 million for the six months ended June 30, 2006 and June 30, 2005, respectively. The decrease in our net cash flow provided by operating activities was primarily the result of the timing of collections of accounts receivable.

Net cash flow used in investing activities was $7.8 million and $8.2 million for the six months ended June 30, 2006 and June 30, 2005, respectively. Capital expenditures were $7.7 million for the six months ended June 30, 2006 compared to $4.1 million in the same period in 2005. The increase in capital expenditures in the first half of 2006 was associated with the construction of the new tower site for our Dallas-Fort Worth radio station, KNOR-FM. The net cash used in investing activities in the first six months of 2005 includes $4.1 million attributable to the acquisition of SMRT.

Net cash flow used in financing activities was $2.5 million for the six months ended June 30, 2006 and net cash flow used in financing activities was $3.8 million for the six months ended June 30, 2005. The net cash flow used in financing activities for the six months ended June 30, 2006 reflects additional borrowings of $8.4 million under LBI Media’s prior and current senior revolving credit facilities in the first six months of 2006 offset by repayment of our long-term debt and bank borrowings and payments of amounts due to related parties.

Expected Use of Cash Flows. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under our senior revolving credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include the addition of production equipment for our Texas and Los Angeles television stations at an estimated cost of $3.4 million. For our radio segment, our planned uses of liquidity during the next twelve months will include the completion of a new tower site for our Dallas-Fort Worth radio station, KNOR-FM, at an estimated cost of $2.9 million. We are also upgrading several of our radio stations and towers located in the Houston market, which we expect will cost approximately $5.1 million over the next twelve months. We are also scheduled to make payments for deferred compensation under some of our employment agreements over the next twelve months, for which we have accrued $9.1 million in deferred compensation liability as of June 30, 2006. A part of this amount is currently payable in cash. We are discussing alternatives to a cash payment, including allowing the employee to convert his accrued amount into Liberman Broadcasting’s common stock in connection with its anticipated initial public offering. The remainder of the payments due over the next twelve months are payable in the first half of 2007. If Liberman Broadcasting completes its initial public offering by the time these payments are due, we may pay these amounts in cash or Liberman Broadcasting’s common stock, at our option.

We have used, and expect to continue to use, a significant portion of our capital resources to fund acquisitions. Future acquisitions will be funded from amounts available under our senior revolving credit facility contributions from our indirect parent, the proceeds of future equity or debt offerings and our internally generated cash flows. However, our ability to pursue future acquisitions may be impaired if Liberman Broadcasting is unable to consummate its anticipated initial public offering. As a result, we may not be able to increase our revenues at the same rate as we have in recent years. We believe that our cash on hand, cash provided by operating activities and borrowings under our senior revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months.

Inflation

We believe that inflation has not had a material impact on our results of operations for the six months ended June 30, 2005 and 2006. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net revenue for the year.

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this report. Adjusted EBITDA consists of net income (loss) plus income tax expense, (loss) gain on sale of property and equipment, net interest expense, depreciation and amortization, impairment of broadcast licenses and noncash employee compensation.

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

We believe Adjusted EBITDA is useful to an investor in evaluating our liquidity and cash flow because:

•	it is widely used in the broadcasting industry to measure a company’s liquidity and cash flow without regard to items such as depreciation and amortization and noncash employee compensation. The broadcast industry uses liquidity to determine whether a company will be able to cover its capital expenditures and whether a company will be able to acquire additional assets and broadcast licenses if the company has an acquisition strategy. We believe that, by eliminating the effect of noncash items, Adjusted EBITDA provides a meaningful measure of liquidity.

•	it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of noncash expense items, such as noncash employee compensation and depreciation and amortization. By removing the noncash items, it allows our investors to better determine whether we will be able to meet our debt obligations as they become due; and

•	it provides a liquidity measure before the impact of a company’s capital structure by removing net interest expense items.

Our management uses Adjusted EBITDA:

•	as a measure to assist us in planning our acquisition strategy;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of liquidity and cash flow used by management;

•	as a measure for determining our operating budget and our ability to fund working capital; and

•	as a measure for planning and forecasting capital expenditures.

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

Acquisitions of radio and television station assets

Our radio and television station acquisitions have consisted primarily of the Federal Communications Commission, or FCC, licenses to broadcast in a particular market (broadcast licenses). We generally acquire the existing format and change it upon acquisition. As a result, a substantial portion of the purchase price for the assets of a radio or television station is allocated to its broadcast license. The allocations assigned to acquired broadcast licenses and other assets are subjective by their nature and require our careful consideration and judgment. We believe the allocations represent appropriate estimates of the fair value of the assets acquired.

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write-offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging less than 9.0% of our outstanding receivables. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3% of our outstanding receivables as of June 30, 2006, from 7.8% to 10.8% or $1.4 million to $1.9 million, would result in an increase in net loss of $0.5 million, net of taxes, for the three and six months ended June 30, 2006.

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

We completed our annual impairment review of our broadcast licenses in the third quarter of 2005 and conducted additional reviews of the fair value of some of our broadcast licenses in the fourth quarter of 2005 and the second quarter of 2006. For purposes of our impairment testing, the unit of accounting is each individual FCC license or, in situations where there are multiple stations in a particular market that broadcast the same programming (i.e., simulcast), it is the cluster of stations broadcasting the programming. We determined the fair value of each of our broadcast licenses by assuming that entry into the particular market took place as of the valuation date and considered the signal coverage of the related station as well as the projected advertising revenues for the particular market(s) in which each station operates. We adjusted the projected total advertising revenues to be generated in certain of these markets downward due to a general slowdown in broadcast revenues in those markets, which was partially explained by greater competition for revenues from non-traditional media. We determined the fair value of each broadcast license primarily from projected total advertising revenues for a given market and did not take into consideration our format or management capabilities. As a result, the downward adjustment in projected revenues resulted in a decrease in the fair value of certain of our broadcast licenses. Our revenues are generated predominantly from local and regional advertisers and we believe the decrease in advertising in those markets will come primarily from national advertisers to general market (non-Hispanic) radio and television stations. The decrease in fair value of our broadcast licenses, however, resulted in impairment write downs of approximately $5.2 million and $5.1 million for the third and fourth quarters of 2005, respectively, and $1.6 million for the second quarter of 2006.

In assessing the recoverability of goodwill and indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets. Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy and the fluctuation of actual revenue and the timing of expenses. We develop future revenue estimates based on projected ratings increases, planned timing of signal strength upgrades, planned timing of promotional events, customer commitments and available advertising time. Estimates of future cash flows assume that expenses will grow at rates consistent with historical rates. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned conversion of format or upgrade of station signal. The assumptions about cash flows after conversion reflect estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If the expected cash flows are not realized, impairment losses may be recorded in the future. If we experienced a 10% decrease in the fair value of each of our broadcast licenses from that determined at September 30, 2005 (the most recent date a fair value determination was performed for each broadcast license) and take into consideration the effects of impairment write-downs we recorded in the fourth quarter of 2005 and the second quarter of 2006, we would require an additional impairment write-down of approximately $2.2 million.

Deferred compensation

One of our wholly owned subsidiaries and our indirect parent, Liberman Broadcasting, have entered into employment agreements with certain employees. In addition to annual compensation and other benefits, these agreements provide the employees with the ability to participate in the increase of the “net value” of Liberman Broadcasting over certain base amounts. One of these employment agreements requires us to pay the deferred compensation amount in cash. The other agreements require us to pay the deferred compensation amounts in cash until Liberman Broadcasting’s common stock becomes publicly traded, at which time we may pay these amounts in cash or Liberman Broadcasting’s common stock, at our option. As part of the calculation of this incentive compensation, we use the income and market valuation approaches to determine the “net value” of Liberman Broadcasting. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Based on the “net value” of Liberman Broadcasting as determined in these analyses, and based on the percentage of incentive compensation that has vested (as set forth in the employment agreements), we record noncash employee compensation expense or benefit (and a corresponding credit or charge to deferred compensation liability). If Liberman Broadcasting’s common stock is publicly traded, the net value will no longer be determined by appraisal and instead will be based on the product of the outstanding shares of common stock on a fully diluted basis and the volume-weighted average price per share of Liberman Broadcasting’s common stock in the five days of trading immediately prior to the date of determination of the net value.

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

If we assumed no change in the “net value” of Liberman Broadcasting from that at June 30, 2006, we would expect to record $0.4 million in non-cash deferred compensation expense during 2006 relating solely to the time vesting portion of the deferred compensation. When and if Liberman Broadcasting consummates its anticipated offering of its common stock, however, there may be an immediate change in the “net value” of Liberman Broadcasting.

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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123R. We adopted Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) and SEC Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) as of January 1, 2006. FAS 123R requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The fair value received is recognized in earnings over the period during which an employee is required to provide service. The adoption of FAS 123R did not have an impact on our consolidated financial statements.

FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109). In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation is effective beginning on January 1, 2007, and is not expected to have a significant impact on our results of operations, cash flows or financial position.

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

Our exposure to market risk is currently confined to our cash and cash equivalents, changes in interest rates related to borrowings under our senior credit facilities, and changes in the fair value of our senior subordinated notes, LBI Media Holdings’ senior discount notes and Liberman Broadcasting’s subordinated notes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments. In July 2006, we entered into a five-year interest rate swap agreement relating to our floating rate borrowings commencing in November 2006 ($80 million for the first three years and $60 million for the subsequent two years). We are not exposed to the impact of foreign currency fluctuations.

We were and are exposed to changes in interest rates on our prior and new senior credit facilities. A hypothetical 10% increase in the interest rates applicable to the year ended December 31, 2005 would have increased interest expense by approximately $0.7 million. Conversely, a hypothetical 10% decrease in the interest rates applicable to the year ended December 31, 2005 would have decreased interest expense by approximately $0.7 million. At December 31, 2005, we believe that the carrying value of amounts payable under our prior senior revolving credit facility approximated its fair value based upon current yields for debt issues of similar quality and terms.

The fair value of our fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, the market value of our fixed rate debt would have decreased by approximately $10.7 million at December 31, 2005. Conversely, a hypothetical 10% decrease in the interest rate, assuming all other conditions affecting market risk remain constant, would have resulted in an increase in market value of approximately $11.5 million at December 31, 2005. Management does not foresee nor expect any significant change in our exposure to interest rate fluctuations or in how such exposure is managed in the future.

Item 4.	Controls and Procedures

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on the foregoing, our President and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of LBI Media, Inc., including amendments thereto (1)

3.2	Bylaws of LBI Media, Inc.(1)

4.1	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed thereon and U.S. Bank, N.A., as Trustee (1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

10.1	Employment Agreement, dated April 18, 2006, by and between LBI Media, Inc. and William S. Keenan (2)

10.2	Amended and Restated Credit Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (2)

10.3	Amended and Restated Term Loan Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (2)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to LBI Media, Inc.’s Registration Statement on Form S-4 (Registration No. 333-100330) filed on October 4, 2002, as amended.

(2)	Incorporated by reference to LBI Media, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LBI MEDIA, INC.

By:	/s/ William S. Keenan
William S. Keenan Chief Financial Officer

Date: August 14, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1	Articles of Incorporation of LBI Media, Inc., including amendments thereto (1)

3.2	Bylaws of LBI Media, Inc.(1)

4.1	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed thereon and U.S. Bank, N.A., as Trustee (1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

10.1	Employment Agreement, dated April 18, 2006, by and between LBI Media, Inc. and William S. Keenan(2)

10.2	Amended and Restated Credit Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent(2)

10.3	Amended and Restated Term Loan Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (2)

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934

32.1	Certifications of President and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to LBI Media, Inc.’s Registration Statement on Form S-4 (Registration No. 333-100330) filed on October 4, 2002, as amended.

(2)	Incorporated by reference to LBI Media, Inc.’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2006.