Form 10-K
period 2006-12-31
LBI MEDIA INC
filed 2007-03-30
CIK 1192503

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of March 28, 2007, no shares of LBI Media, Inc.’s voting stock were held by non-affiliates.

As of March 28, 2007, there were 100 shares of common stock, $0.01 par value per share, of LBI Media, Inc. issued and outstanding.

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

Overview

We are one of the largest owners and operators of Spanish-language radio and television stations in the United States based on revenues and number of stations. We own 21 radio stations (fourteen FM and seven AM) and four television stations in Los Angeles, Houston, Dallas-Fort Worth and San Diego, the first, fourth, sixth and fourteenth largest Hispanic markets in the United States, respectively, based on Hispanic television households. We operate radio and television stations in markets that comprise approximately 28% of the U.S. Hispanic population.

Our Los Angeles cluster consists of five Spanish-language radio stations, one AM radio station with time-brokered programming and a television station. Our Houston cluster consists of seven Spanish-language radio stations, two AM radio stations with time-brokered programming and a television station. Our Dallas-Fort Worth cluster consists of five Spanish-language radio stations, one FM radio station with time-brokered programming and one television station. We also own a television station serving San Diego, California. In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we use to produce nine hours of television programming each day. There are also television production facilities in Houston and Dallas-Fort Worth that allow us to produce programming for those markets as well.

We seek to own and operate radio and television stations in the nation’s largest and most densely populated Hispanic markets. Our strategy is to increase revenue and cash flow in our markets by reformatting acquired stations with programming that is focused on the demographic composition of the market, providing creative advertising solutions for clients, executing targeted marketing campaigns to develop a local audience and implementing strict cost controls. We had a substantial debt balance of $357.3 million at December 31, 2006.

Operating Strategy

The principal components of our operating strategy are set forth below:

Develop popular stations by targeting the local community

As not all Hispanics have the same cultural and ethnic backgrounds, we seek to create radio and television programming specifically tailored to the preferences of each individual Hispanic market to create a highly recognizable local station identity. We believe that we are particularly adept at programming to the tastes and preferences of the Hispanics of Mexican heritage, which comprise 81%, 78%, 84% and 86% of the Hispanic populations in Los Angeles, Houston, Dallas-Fort Worth and San Diego, respectively, according to a 2005 survey by the U.S. Census Bureau. We believe our ability to produce locally targeted programming gives us an advantage over most other Spanish-language broadcasters that develop and distribute their programming on a national or regional basis and, as a result, we have generally been able to achieve and maintain strong station ratings in our markets.

Cross-promote our radio and television stations

We utilize a portion of our commercial inventory time at both our radio and television stations to run advertisements promoting our other stations and programming, which helps us capitalize on the strong ratings and targeted audience of our stations with no incremental cash outlay. In addition, we utilize our radio and television personalities to create complementary programs that attract our radio listeners to our television programs and our television viewers to our radio stations. For example, in Los Angeles and Houston, we produce music variety television shows hosted by our radio station disc jockeys that feature music industry news, interviews and videos of songs played on our popular radio stations in those markets. We have also successfully launched a television program that exploits the popularity of our number one radio personality, Don Cheto. Don Cheto’s television program is shown on all of our stations.

Capitalize on our complementary radio and television stations to capture a greater share of advertising revenue

We create cross-selling opportunities by offering our advertisers customized marketing programs that allows them to cross-advertise on radio and television, as well as to cross-merchandise through product integration in our programming. This allows us to effectively compete for a significant portion of an advertiser’s Hispanic budget since advertisers have historically spent over 80% of their Hispanic advertising budgets on radio and television. We believe that we are able to capture a larger share of advertising revenues in our markets because of our ability to cross-sell and cross-promote our radio and television stations. We also take advantage of the advertiser relationships by allowing our account executives to sell across platforms and across markets.

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

Provide product integration that allows us to differentiate ourselves from our competition

Because we produce over 53 hours of internal programming for our television stations each week, we are able to integrate the products of our advertisers into our television shows. The ability to provide product integration to our television advertisers in our television programming is a significant competitive advantage given the growing popularity of imbedding advertisers’ products and services in television shows and the inability of many of our competitors, who do not internally produce their own programs, to provide such services.

Develop a diverse local advertiser base

Consistent with our locally targeted programming strategy, our sales strategy is focused on establishing direct relationships with the local advertising community. Local advertising accounted for approximately 79.3% of our gross advertising revenue in 2006. We believe that local advertisers are more responsive to Hispanic advertising opportunities in our markets. Other advantages of our locally focused sales strategy include:

•	our cash flows have been generally less vulnerable to ratings fluctuations as a result of our strong relationships with our advertisers;

•	our cash flows have been relatively more recession resistant because local advertising has historically been less cyclical than national advertising; and

•	our large and diverse client base has resulted in no single advertiser accounting for more than 1.5% of our net revenues in 2006.

Utilize cost-effective television programming to drive cash flow growth

Currently we produce over 53 hours of programming each week. Our television programming consists primarily of internally produced programming from 12:00 PM to 10:00 PM which creates a compelling programming line-up for our television stations. Our in-house television production facilities provide us with an efficient cost structure to create programming, such as our popular talk show José Luis Sin Censura, our reality-based program Desafio del Rancho, our musical variety shows Estudio 2, El Show de Don Cheto, La Raza TV, Que Buena TV, our game show A Que No Puedes, our news programs Alarma TV and Noticias STN and our procedural drama Secretos. We realize programming synergies between our radio and television assets by leveraging our dominant market presence in Spanish radio by creating music-based variety programs like Estudio 2. Estudio 2 is the number two Hispanic television program in prime time in the Los Angeles market in the adult aged 18 to 34 and 18 to 49 demographics. Furthermore, we supplement our internally produced programming with purchased programs, primarily Spanish-language movies, which we obtain from numerous producers in Latin America. If we acquire additional television stations, we will be able to further leverage our programming library across a broader base of stations, thereby potentially increasing our profitability.

Capitalize on our valuable programming library

We recently have increased our production of television programming which should allow us to assemble a valuable programming library that can be exploited at limited additional cost through use on our other stations, syndication, DVDs, and other formats.

Acquisition Strategy

Our acquisition strategy focuses on identifying and acquiring selected assets of radio and television stations in the largest, most densely populated and fastest growing U.S. Hispanic markets to build market-leading Hispanic radio and television clusters. While our previous acquisitions have been concentrated in California and Texas, we may acquire assets of radio and television stations in U.S. markets that we have yet to enter. Although these stations often do not target the local Hispanic market at the time of acquisition, we believe they can be successfully reformatted to capture this audience. In analyzing our acquisition opportunities, we consider the following criteria for a station:

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

We have built a long-term track record of acquiring and developing underperforming radio and television stations that has enabled us to achieve significant increases in our net revenue over the past decade. Since our inception in 1987, we have acquired and programmed 17 radio stations and 4 television stations. By reformatting these 21 stations with our own original Spanish language programming, implementing strict cost controls and providing creative advertising campaigns to our clients, we believe we have successfully developed and grown our stations in each of our markets. We believe that our record of successfully executing our acquisition strategy in new Hispanic markets will position us to continue creating top-ranked Hispanic station clusters in other Hispanic markets.

Hispanic Market Opportunity

We believe the Hispanic community represents an attractive market for future growth. In 2005, the U.S. Hispanic population was the largest minority group in the United States. The U.S. Hispanic population grew 3.3% from July 2004 to July 2005, accounting for about one-half of all U.S. population growth during that period, as reported by the U.S. Census Bureau. By 2010, the U.S. Hispanic population is expected to reach approximately 47.8 million people, or 16% of the total U.S. population. According to a Census Bureau survey released in February 2007, one out of every two Hispanics live in either California or Texas, the two states in which we operate.

In addition, advertisers have begun to direct more advertising dollars towards U.S. Hispanics and, consequently, Hispanic radio and television advertising revenues are expected to reach $5.5 billion by 2010, with projected growth of 32% from 2002 to 2010 according to “Economics of Hispanic Television in the United States” by Kagan Research. Spanish-language advertising rates have been rising faster in recent years when compared to the general media, yet these rates are still lower than those for English-language media. As advertisers continue to recognize the buying power of the U.S. Hispanic population, especially in areas where the concentration of Hispanics is very high and where a growing percentage of the retail purchases are made by Hispanic customers, we expect the gap in advertising rates between Spanish-language and English-language media to narrow. As U.S. Hispanic consumer spending continues to grow relative to overall consumer spending, industry analysts expect that advertising expenditures targeted to Hispanics will increase significantly, eventually closing the gap between the current level of advertising targeted to Hispanic station audiences and the current level of advertising targeted to general market station audiences.

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

Our Markets

The following table sets forth certain demographic information about the markets in which our radio and television stations operate.

Market	Total Population	Hispanic Population	% Hispanic Population	% Hispanic Population of Mexican Descent	Hispanic Population Growth (5)
Los Angeles(1)	17,314,128	7,514,510	43%	81%	57%
Houston(2)	5,275,852	1,704,189	32%	78%	121%
Dallas(3)	5,948,666	1,502,235	25%	84%	186%
San Diego(4)	2,824,259	843,901	30%	86%	65%
Total U.S. (for comparison)	288,378,137	41,870,703	15%	64%	87%

Source: American Community Survey Profile 2005 by the U.S. Census Bureau

(1)	Represents the Los Angeles combined statistical area.
(2)	Represents the Houston combined statistical area.
(3)	Represents the Dallas-Fort Worth combined statistical area.
(4)	Represents the San Diego combined statistical area.
(5)	Represents growth from 1990 to 2005.

Our Radio and Television Stations

The following tables set forth certain information about our radio and television stations and their broadcast markets.

Radio Stations

Market/Station(1)	Market Rank(2)	Hispanic Market Rank(3)	Frequency	Format	Station Audience Share(4)
Los Angeles	2	1
KBUE-FM/KBUA-FM/KEBN-FM(5)			105.5/94.3/94.3	Regional Mexican	3.5
KHJ-AM			930	Ranchera	0.8
KWIZ-FM			96.7	Hit Music	0.5
KVNR-AM(6)			1480	Time Brokered	—

Total					4.8

Houston	10	4
KTJM-FM/KJOJ-FM(7)(11)			98.5/103.3	Regional Mexican	2.8
KQQK-FM/KIOX-FM(8)(11)			107.9/96.9	Spanish Pop	1.2
KQUE-AM			1230	Ranchera	0.7
KEYH-AM/KXGJ-FM(9)			850/101.7	Norteña	0.5
KSEV-AM(6)			700	Time Brokered	—
KJOJ-AM(6)			880	Time Brokered	—

Total					5.2

Dallas-Fort Worth(4)	6	6
KNOR-FM(10)			93.7	Regional Mexican	1.1
KTCY-FM			101.7	Spanish Pop	1.2
KZZA-FM			106.7	Reggaeton	1.3
KZMP-FM(6)			104.9	Time Brokered	—
KZMP-AM			1540	Ranchera	—
KBOC-FM			98.3	Norteña	1.3

Total					4.9

(1)	Our radio stations are in some instances licensed to communities other than the named principal community for the market.
(2)	Represents rank among U.S. designated market areas by television households. Designated market areas are geographic markets as defined by A.C. Nielsen Company based on historical television viewing patterns and are updated annually.
(3)	Represents rank among U.S. Hispanic markets by Hispanic television households. A ranking of 1, for example, means that Los Angeles has the most Hispanic television households in the United States.
(4)	Represents the average share of listeners, ages 12 and older, listening to our radio stations during a specified period of time from the four most recent Arbitron surveys (Winter 2006, Spring 2006, Summer 2006 and Fall 2006), except for the Dallas stations which represents the average share of listeners ages 12 and older listening during the Winter 2007 phase 1 trend. We converted KNOR-FM to a Spanish-language format in July 2006 and purchased selected assets of the other Dallas radio stations in November 2006. A 3.5 station audience share means that 3.5% of all radio listeners in the station’s market listen to that station.
(5)	KBUA-FM and KEBN-FM (formerly KMXN-FM) currently simulcast the signal of KBUE-FM in the San Fernando Valley and Orange County, respectively. We have upgraded the signals of KBUA-FM and KEBN-FM from 3kW to 6kW, thereby improving our coverage of the Los Angeles market and enabling us to use the stations for purposes other than to simulcast with KBUE-FM, if we so choose.
(6)	Four of our stations, KVNR-AM, KSEV-AM, KJOJ-AM and KZMP-FM are operated by third parties under time brokerage agreements. We receive a monthly fee from the third parties for the air time and the third parties receive revenues from their sale of advertising spots.
(7)	KJOJ-FM simulcasts the signal of KTJM-FM.

(8)	KIOX-FM simulcasts the signal of KQQK-FM. An application for approval of a construction permit to increase KIOX-FM’s antenna height and improve its signal has been granted by the FCC. We have entered into an agreement to construct a new tower site that should improve the signal of KQQK-FM.
(9)	KXGJ-FM simulcasts the signal of KEYH-AM. An application for approval of a construction permit to increase KXGJ-FM’s antenna height and improve its signal along with that of its simulcast partner, KEYH-AM has been granted by the FCC.
(10)	KNOR-FM broadcasted an English-language hip hop music format until July 17, 2006, when we moved to our newly constructed tower site and began broadcasting the Regional Mexican format.
(11)	We are currently constructing a new tower of approximately 2,000 feet to improve the signals of KQQK-FM and KTJM-FM stations. An application for approval of a construction permit for the construction has been granted by the FCC. KQQK-FM has moved to the new tower, and we expect KTJM-FM to move to the tower within the next six months.

Television Stations

Station	Channel	Market	DMA Rank(1)	Hispanic Market Rank (2)	Number of Hispanic TV Households
KRCA	62	Los Angeles	2	1	1,775,100
KZJL	61	Houston	10	4	492,360
KMPX	29	Dallas-Fort Worth	6	6	431,560
KSDX	29	San Diego	27	14	218,090

Source: Nielsen Media Research-NSI, January, 2007

(1)	Represents rank among U.S. designated market areas by television households. Designated market areas are geographic markets as defined by A.C. Nielsen Company based on historical television viewing patterns and are updated annually.
(2)	Represents rank among U.S. Hispanic markets by Hispanic TV households. A ranking of 1, for example, means that Los Angeles has the most Hispanic television households in the United States.

Programming

Radio. Our Spanish-language radio stations are targeted to the Spanish-speaking portion of the Hispanic population that is dominant in the local markets in which we operate. We tailor the format of each of our radio stations to reach a specific target demographic in order to maximize our overall listener base without causing direct format competition among our stations. We determine the optimal format for each of our stations based upon local market research. To create brand awareness and loyalty in the local community, we seek to enhance our market positions by sending on-air talent to participate in local promotional activities, such as concerts and live special events or promotions at client locations and other street level activities. These types of events also provide attractive promotional and advertising opportunities for our clients. We also promote our radio stations in our television programming airing in these markets.

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

•	KQQK-FM/KIOX-FM (XO) plays contemporary, up-tempo, Spanish pop music. The target audience for these stations is adult listeners aged 18 to 34.

•	KQUE-AM (Radio Ranchito) plays traditional Ranchera music. The target audience for this station is adult listeners aged 25 to 54.

•	KEYH-AM/KXGJ-FM (Concierto) plays Norteña music from the northern portion of Mexico. The target audience for these stations is adult listeners aged 18 to 49.

•

KNOR-FM plays contemporary, up-tempo, regional Mexican music, similar to the music played on Que Buena, which includes Norteña, Banda, Corrido and Ranchera music. The target audience for this station is adult listeners 18 to 34.

•	KTCY-FM plays contemporary, up-tempo, Spanish pop music. The target audience for this station is adult listeners 18 to 49.

•	KZZA-FM plays Reggaeton and hip hop music. The target audience for this station is bi-lingual Hispanic adult listeners 18 to 34.

•	KZMP-AM plays traditional Ranchera, also known as Mariachi music. The target audience for this station is adult listeners 25 to 54.

•	KBOC-FM plays Norteña music which originates from northern Mexico. The target audience for this station is adult listeners 18 to 49.

Four of our radio stations are operated by third parties under time brokered agreements. Our time brokered stations are a source of stable cash flow given that they are typically operated under long-term contracts with annual price escalators, and we do not incur any of the programming costs associated with these stations. Currently, KVNR-AM in the Los Angeles market broadcasts Vietnamese-language programming. According to the 2000 U.S. Census, Los Angeles is the largest Vietnamese market in the United States. KSEV-AM in Houston broadcasts an English-language talk format that is operated by a local broker. KJOJ-AM in the Houston market broadcasts an Indian-language format that is operated by a local broadcaster. KZMP-FM in Dallas-Fort Worth broadcasts Indian and Pakistani-language programming.

Television. Our programming content consists primarily of internally produced programs such as single topic talk shows, comedy, local news, procedural dramas, and musical variety shows, as well as purchased programs including Spanish-language movies. We own or have the rights to a library of more than 4,500 hours of Spanish-language movies, children’s shows and other programming content available for broadcast on our television stations. Currently we produce over 53 hours of programming each week.

We seek to maximize our television group’s profitability by broadcasting internally produced Spanish-language programming, marketing commercial time to advertisers and selling infomercial advertising.

Production Facilities

We own Empire Burbank Studios, a fully equipped television production complex next to our corporate offices in Burbank, California. We also own studios and production facilities in Houston and Dallas, enabling us to produce local programming in these markets. The studios provide us with all of the physical facilities needed to produce our own Spanish-language television programming without the variable expense of renting these services from an outside vendor. We believe this enables us to produce our programming at a very low cost relative to our competitors. Owning our own production facilities also enables us to control the content of the programs we produce on air. We currently produce the following Spanish-language programs at our Burbank facilities:

•

Noticias 62 En Vivo: two local newscasts airing on KRCA-TV, Channel 62, in Los Angeles that airs every weekday from 12:00 PM to 12:30 PM and from 9:00 PM to 10:00 PM. Our 9:00 PM newscast is anchored by Emmy Award winner, Jesús Javier;

•	Los Angeles En Vivo: a local Los Angeles live entertainment variety show hosted by Rene Navarro and Elva Saray that airs on KRCA-TV every weekday from 12:30 PM to 1:00 PM;

•	Que Buena TV: a music-oriented variety show centered around the music played by our Que Buena radio format in Los Angeles that airs on KRCA-TV every weekday from 3:00 PM to 4:00 PM;

•

El Show de Don Cheto: a musical variety and game show featuring our number one radio personality and entertainer, Don Cheto. Airing on KRCA-TV and KSDX-TV weekdays from 4:00 PM to 5:00 PM and 5:00 PM to 6:00 PM, respectively. The show also airs in Houston and Dallas on KZJL-TV and KMPX-TV, respectively, weekdays from 3:00 PM to 4:00 PM and Saturdays from 9:00 PM to 10:00 PM;

•

José Luis Sin Censura: a fast-paced single topic talk show hosted by well-known Spanish television personality José Luis Gonzáles that airs on KRCA-TV every weekday from 10:00 AM to 11:00 AM and 6:00 PM to 7:00 PM, on KSDX-TV every weekday from 7:00 PM to 8:00 PM, and on KZJL-TV and KMPX-TV every weekday from 5:00 PM to 6:00 PM. The show also airs on Saturdays from 9:00 PM to 10:00 PM;

•

Estudio 2: a talent musical variety show that features a live performance by a hit musical artist, a talent search and the performance of a famous Mexican comedian. The show airs on KRCA-TV every weekday from 7:00 PM to 8:00 PM, on KSDX-TV from 8:00 PM to 9:00 PM, KZJL-TV and KMPX-TV 6:00 PM to 7:00 PM. The show also airs on Saturdays from 8:00 PM to 9:00 PM; and

•

Secretos: a half-hour procedural drama program that airs on KRCA-TV every weekday from 8:00 PM to 8:30 PM, on KSDX-TV every weekday from 9:00 PM to 9:30 PM, and on KZJL-TV and KMPX-TV every weekday from 7:00 PM to 7:30 PM. The show also airs on Saturdays from 5:00 PM to 6:00 PM.

•	Alarma TV: a fast paced news program featuring life style stories around the world. This shows airs every weekday in Los Angeles from 8:30 PM and in Texas from 7:30 PM to 8:00 PM.

•	Teatro de la Risa: a half hour stand-up comedy show featuring popular comedians from Mexico, which airs Saturdays from 7:00 PM to 7:30 PM.

We are also in the process of producing Desafio del Rancho, a one hour show shot on location at a ranch where six contestants face various physical challenges with one contestant emerging as the winner at the end of the hour, and A Que No Puedes, a game show.

We currently produce the following Spanish-language program at our Houston facilities:

•	La Raza TV: a music-oriented variety show centered around the music played by our La Raza radio format in Houston. The show airs on KZJL-TV and KMPX-TV every weekday from 2:00 PM to 3:00 PM.

Throughout the year, we also program musical specials based on some of our bigger premier events from different markets. Premios de la Radio is a live, televised special of our musical awards show at the Gibson Amphitheater in Los Angeles. The awards show features some of the top artists in the Hispanic music industry performing and presenting awards. Another popular special features our Cinco de Mayo and Fiestas Patrias concerts from Houston. These are daytime music festivals that have drawn crowds in excess of 60,000 and feature eight to ten bands.

Sales and Advertising

Most of our net revenues are generated from the sale of local, regional and national advertising for broadcast on our radio and television stations. For the year ended December 31, 2006, approximately 80% of our gross advertising revenues were generated from the sale of local advertising and approximately 20% of our gross advertising revenues were generated from the sale of regional and national advertising. Local sales are made by our sales staffs located in Los Angeles and Orange County, California and Houston and Dallas, Texas. Prior to April 2005, national sales were made by our national sales representative, Spanish Media Rep Team, Inc., or SMRT, an affiliate of our indirect parent’s two principal stockholders, in exchange for a commission from us that was based on a percentage of our net revenues from the national advertising sold. We merged SMRT into one of our wholly owned subsidiaries in April 2005 and as a result, our national sales are now made by our sales staff in Los Angeles, Miami, New York and Dallas.

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

When Univision Communications, Inc. and Hispanic Broadcasting Corporation, two of our competitors, merged with each other in September 2003, the combination resulted in a company with resources substantially greater than ours and became our first competitor to operate both radio and television stations in the Los Angeles, Houston, and Dallas-Fort Worth markets.

Employees

As of December 31, 2006, LBI had approximately 647 employees, of which approximately 445 were full-time employees. Of the full-time employees, approximately 245 were in television, approximately 179 were in radio and approximately 21 were in corporate. None of our employees are represented by labor unions, and we have not entered into any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

Multiple Ownership and Cross-Ownership Rules

The FCC generally applies its other broadcast ownership limits, as described below, to “attributable” interests held by an individual, corporation or other association or entity. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the stock of a licensee corporation are generally deemed attributable interests, as are positions as an officer or director of a corporate parent of a broadcast licensee.

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

However, the FCC now applies a rule, known as the equity-debt-plus rule, that causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority shareholder or other applicable exception to the FCC’s attribution rules. Under this rule, a major programming supplier (any programming supplier that provides more than 15% of the station’s weekly programming hours) or a same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of the equity-debt-plus rule, equity includes all stock, whether voting or nonvoting, and, equity held by insulated limited partners in limited partnerships. Debt includes all liabilities, whether long-term or short-term. If a party were to purchase stock which, in combination with other of our debt or equity interests, amounts to more than 33% of the value of one or more of our station’s total debt plus equity and such party were a major programming supplier or held an attributable interest in a same-market media entity, such interest could result in a violation of one of the ownership rules. As a result of such violation, we may be unable to obtain from the FCC one or more authorizations needed to conduct our broadcast business and may be unable to obtain FCC consents for certain future acquisitions unless either we or the investor were to remedy the violation.

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

The FCC completed a comprehensive review of its ownership rules in 2003, significantly relaxing restrictions on the common ownership of television stations, radio stations and daily newspapers within the same local market. Many of the new rules may never take effect due to legal challenges. Specifically, on June 24, 2004, a three-judge panel of the United States Court of Appeals for the Third Circuit released a split-decision rejecting many of the new rules governing media ownership adopted by the FCC in 2003. While affirming the FCC in certain respects, the Third Circuit found fault with the FCC’s proposed new limits on media combinations, remanded them to the agency for further proceedings, and stayed the effectiveness of the new rules. Several parties filed petitions for Supreme Court review of the Third Circuit’s decision, but the Supreme Court declined to review the decision. As a result, with the exception of certain new regulations governing local radio ownership, the restrictions in place prior to the FCC’s 2003 decision continue to govern media transactions, pending completion of the agency proceedings on remand and further judicial review. The ultimate landscape of the FCC’s ownership regulations may not be finalized for some time.

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

Local Radio Ownership

The Communications Act and the FCC’s rules impose specific limits on the number of commercial radio stations an entity can own in a single market. The local radio ownership rules are as follows:

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

In contrast to the other local media ownership rules, the FCC did not attempt to significantly relax its radio rules in 2003. The agency decided to retain these numerical caps, which were set by Congress in the Telecommunications Act of 1996 (“1996 Act”). The FCC did adjust certain aspects of the radio rules, however, by adopting a new definition of a “radio market,” deciding to take noncommercial radio stations into account in its determination of market size and limiting the transferability of existing radio clusters that would not comply with the new regulations. The Third Circuit upheld these changes and, upon FCC request, in September 2004 lifted its stay as applied to these rules. However, the Court of Appeals remanded the agency’s decision to retain the numerical caps, and that aspect of the FCC’s decision remains under review.

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

The FCC has initiated proceedings to address the issues raised by the Third Circuit in June 2006. Any new rules the FCC adopts would be subject to further judicial review.

Our ability to acquire additional television and radio stations, our acquisition strategy and our business may be significantly affected by the new multiple ownership and cross-ownership rules, ongoing FCC or Congressional review or amendment to the new rules, as well as litigation challenging and possible court action upon the new rules.

Because of these multiple and cross-ownership rules, if a shareholder, officer or director of LBI Holdings I or one of its subsidiaries holds an “attributable” interest in one or more of our stations, that shareholder, officer or director may violate the FCC’s rules if that person or entity also holds or acquires an attributable interest in other television or radio stations or daily newspapers, depending on their number and location. If an attributable shareholder, officer or director of LBI Holdings I or one of its subsidiaries violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our broadcast business, and may be unable to obtain FCC consents for certain future acquisitions.

Programming and Operation

The Communications Act requires broadcasters to serve the “public interest.” Since 1981, the FCC has gradually relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a broadcast station’s community of license. Nevertheless, a broadcast licensee continues to be required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from the public about a broadcast station’s programming when it evaluates the licensee’s renewal application, but complaints also may be filed and considered at any time. Stations also must follow various FCC rules that regulate, among other things, political broadcasting, children’s programming, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries, certain types of advertising such as for out-of-state lotteries and gambling casinos, and technical operation.

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

In November 1999, Congress enacted the Satellite Home Viewer Improvement Act of 1999 (“SHVIA” or “1999 Satellite Act”), which established a copyright licensing system for limited distribution of television programming to direct broadcast satellite viewers and directed the FCC to initiate rulemaking proceedings to implement the new system. SHVIA also extended the current system of satellite distribution of distant network signals to unserved households—those that do not receive a Grade B signal from a local network affiliate.

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

With SHVIA originally set to expire on December 31, 2004, Congress passed the Satellite Home Viewer Extension and Reauthorization Act of 2004 (“SHVERA”), which extends the compulsory copyright license for carriage of distant signals through December 31, 2009 and addresses a variety of other issues related to the carriage of broadcast television signals on direct broadcast satellite systems. Specifically, SHVERA requires satellite carriers to phase out the carriage of distant signals in markets where they carry local broadcast signals. The new statute also permits satellite carriers to deliver the distant signal of a network station to consumers in unserved digital households (also referred to as “digital white areas”), but only if the local station affiliated with that network misses the FCC’s deadlines for increasing its digital signal power (also discussed below). In addition, the law extends to direct broadcast satellite operators the obligation to negotiate in good faith with respect to retransmission consent arrangements. Previously, only broadcasters were subject to the good faith requirement, which was scheduled to expire on December 31, 2005 but will now expire on December 31, 2009. In February 2005, the FCC adopted rules relating to station eligibility for satellite carriage and subscriber eligibility for receiving signals, and which stations are entitled to “significantly viewed” status. In March 2005, the FCC adopted rules for carriage elections, unified retransmission consent negotiation, and a requirement that satellite carriers notify local broadcasters concerning carriage of significantly viewed signals.

We have taken advantage of this law to secure carriage of our full-service television stations in the Los Angeles, Houston, and Dallas-Fort Worth markets through 2008.

Time Brokerage Agreements

We have entered into time brokerage agreements under which we are given the right to broker time on stations owned by third parties, or agree that other parties may broker time on our stations. Historically, we have only purchased time on stations owned by third parties prior to purchasing selected assets of that station. By using time brokerage agreements, we can provide programming and other services to a station we expect to acquire before we receive all applicable FCC and other governmental approvals. As indicated, we have, from time to time, entered into time brokerage agreements giving third parties the right to broker time on stations owned by us.

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

The FCC adopted timetables that required stations to select their post-transition digital channels, as well as deadlines for certain stations to increase their digital facilities to operate at full authorized power. Equipment and other costs are associated with these requirements.

We have elected the currently-allotted digital channels for KZJL-TV and KMPX-TV as their permanent post-transition digital channels. In the case of KRCA-TV, we will need to change the frequency on which our digital station operates. We have completed construction of digital facilities for KZJL-TV and KMPX-TV at full authorized power. In the case of KRCA, we have completed construction of digital facilities that serve at least 80 percent of the population served by the analog station, as the FCC permits. We will continue to operate those facilities until the end of the transition, when we will be required to complete construction of full power digital facilities on the new channel chosen for post-transition operation.

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

Indecency

Provisions of federal law regulate the broadcast of obscene, indecent or profane material. The FCC is actively enforcing these rules. Legislation that substantially increased the monetary penalties for violations of these regulations — from $32,500 to $325,000 per incident — was recently enacted into law.

Public Interest Programming

Broadcasters are required to air programming addressing the needs and interests of their communities of license, and to place “issues/programs lists” in their public inspection files to provide their communities with information on the level of “public interest” programming they air. In October 2000, the FCC commenced a proceeding seeking comment on whether it should adopt a standardized form for reporting information on a station’s public interest programming and whether it should require television broadcasters to post the new form - as well as all other documents in their public inspection files—either on station websites or the websites of state broadcasters’ associations. Moreover, in August 2003 the FCC introduced a “Localism in Broadcasting” initiative that, among other things, has resulted in the creation of an FCC Localism Task Force, localism hearings at various locations throughout the country, and the July 2004 initiation of a proceeding to consider whether additional FCC rules and procedures are necessary to promote localism in broadcasting.

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

Digital Radio Services

The FCC has adopted spectrum allocation and service rules for satellite digital audio radio service. Satellite digital audio radio service systems can provide regional or nationwide distribution of radio programming with fidelity comparable to compact discs. Two companies—Sirius Satellite Radio Inc. and XM Radio—have launched satellite digital audio radio service systems, are currently providing nationwide service, and have announced plans to merge. The FCC is currently considering what rules to impose on both licensees’ operation of terrestrial repeaters that support their satellite services. The FCC also has approved a technical standard for the provision of “in band, on channel” terrestrial digital radio broadcasting by existing radio broadcasters (except for nighttime broadcasting by AM stations, which is undergoing further testing), and has allowed radio broadcasters to convert to a hybrid mode of digital/analog operation on their existing frequencies. We and other broadcasters have intensified efforts to roll out terrestrial digital radio service. The FCC has commenced rulemaking to address formal standards and related licensing and service rule changes for terrestrial digital audio broadcasting. We cannot predict the impact of either satellite or terrestrial digital audio radio service on our business.

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

Finally, Congress and the FCC from time to time consider, and may in the future adopt, new laws, regulations and policies regarding a wide variety of other matters that could affect, directly or indirectly, the operation and ownership of our broadcast properties. In addition to the changes and proposed changes noted above, such matters have included, for example, spectrum use fees, political advertising rates, and potential restrictions on the advertising of certain products such as beer and wine. Other matters that could affect our broadcast properties include technological innovations and developments generally affecting competition in the mass communications industry, such as direct broadcast satellite service, the continued establishment of wireless cable systems and low power television stations, “streaming” of audio and video programming via the Internet, digital television and radio technologies, the establishment of a low power FM radio service, and telephone company participation in the provision of video programming service.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We may suffer a decrease in advertising revenues due to competitive forces.

The success of our radio and television stations is primarily dependent upon their share of overall advertising revenues within their markets, especially in Los Angeles and Houston. Our stations compete for audiences and advertising revenue directly with other Spanish-language radio and television stations, and many of the owners of those competing stations have greater resources than we do. When two of our largest competitors merged with each other in 2003, the resulting company, with resources greater than ours, became our first competitor to operate both radio and television stations in Los Angeles, Houston and Dallas, markets in which we derive substantially all of our revenues. As the Hispanic population grows in the United States, more stations may begin competing with us by converting to a format similar to that of our stations.

In addition, our stations have experienced increased competition for audiences and advertising revenue with other media, including cable television and to a lesser extent, satellite television, newspapers, magazines, the Internet, portable digital music players and outdoor advertising. Our radio stations also compete with satellite-based radio services. Our failure to offer advertisers effective, high quality media outlets could cause them to allocate more of their advertising budgets to our competitors, which could cause a decrease in our net revenues.

The loss of key personnel could disrupt our business and result in a loss of advertising revenues.

Our success depends in large part on the continued efforts, abilities and expertise of our officers and key employees and our ability to hire and retain qualified personnel. The loss of any member of our management team, particularly either of our founders, Jose and Lenard Liberman, could disrupt our operations and hinder or prevent implementation of our business plan, which could have a material and adverse effect on our business, financial condition and results of operations. As the result of the resignation of William Keenan, we are currently searching for a chief financial officer. We can provide no assurance that we will be able to find a qualified candidate or that any new chief financial officer will be able to implement our business strategy.

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

•

the need to raise additional financing, which may be limited by the terms of our debt instruments, including our senior credit facilities and the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes.

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

Cancellations or reductions of advertising could adversely affect our results of operations.

We do not generally obtain long-term commitments from our advertisers. As a result, our advertisers may cancel, reduce or postpone orders without penalty. Cancellations, reductions or delays in purchases of advertising could adversely affect our results of operations, especially if we are unable to replace these purchases. Our expense levels are based, in part, on expected future net revenues and are relatively fixed once set. Therefore, unforeseen decreases in advertising sales could have a material adverse impact on our results of operations.

Our debt service obligations will require a significant amount of cash and could adversely affect our ability to operate our company successfully and achieve growth through acquisitions.

We currently have a substantial amount of debt. At December 31, 2006, we had total indebtedness of approximately $357.3 million, representing approximately 78.7% of our total capitalization.

Based on interest rates as of December 31, 2006 and assuming no additional borrowings or principal payments on our senior revolving credit facility until its maturity on March 31, 2012 or on our other indebtedness, as of December 31, 2006, we would need approximately $150.9 million over the next five years to meet our principal and interest payments under our debt agreements, of which approximately $30.2 million would be due over the next year.

Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which may reduce our ability to fund working capital and to expand our business through capital expenditures, acquisitions and other means. As a result, we may not be able to expand our business or increase our net revenues.

In addition, if we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as, refinancing or restructuring our indebtedness, selling additional debt or equity securities or selling assets. We may not be able to refinance our debt or issue additional debt or equity securities on favorable terms, if at all, and if we must sell our assets, it may negatively affect our ability to generate net revenues.

The restrictive covenants in our debt instruments may affect our ability to operate our business successfully.

The indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes and the terms of our senior credit facilities contain various provisions that limit our ability to, among other things:

•	incur or guarantee additional debt and issue preferred stock;

•	receive dividends or distributions from our subsidiaries;

•	make investments and other restricted payments;

•	issue or sell capital stock of restricted subsidiaries;

•	grant liens;

•	transfer or sell assets;

•	engage in different lines of business;

•	consolidate, merge or transfer all or substantially all of our assets; and

•	enter into transactions with affiliates.

These covenants may affect our ability to operate and finance our business as we deem appropriate. In addition, we are dependent on our subsidiaries for cash, and the covenants in our debt instruments restrict the ability of our subsidiaries to make cash distributions which could affect our ability to meet our cash obligations, including obligations under our indebtedness. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness, this could constitute an event of default under the instruments governing our indebtedness.

The loss of our status as a qualified subchapter S subsidiary may result in us having less cash available for our operations.

LBI Holdings I has elected to be treated as an S corporation, and all of its subsidiaries, including us, have elected to be treated as qualified subchapter S subsidiaries for federal income tax purposes. As a result, our profits and losses are taxed directly to our stockholders. Should LBI Holdings I engage in any transaction that results in its inability to qualify as an S corporation, none of its subsidiaries, including us, will qualify as subchapter S subsidiaries for federal income tax purposes. Thus, our taxable income will be subject to tax at regular corporate rates and will not flow through to our stockholders for reporting on their own tax returns, and certain of our deductions may no longer be available. We will likely have less cash available to us as a result of losing our S corporation status. In addition, the loss of our S corporation status could be applied retroactively, resulting in us and our subsidiaries owing taxes for past periods.

If we are unable to maintain our FCC license for any station, we would have to cease operations at that station.

The success of our television and radio operations depends on acquiring and maintaining broadcast licenses issued by the FCC, which are typically issued for a maximum term of eight years and are subject to renewal. The license renewal applications for our radio stations have been granted by the FCC, and the licenses have been extended through 2013. The license renewal applications for our television stations are pending before the FCC. Any renewal applications submitted by us may not be approved, and the FCC may impose conditions or qualifications that could restrict our television and radio operations. In addition, third parties may challenge our renewal applications.

If we violate the Communications Act of 1934, or the rules and regulations of the FCC, the FCC may issue cease-and-desist orders or admonishments, impose fines, renew a license for less than eight years or revoke our licenses. The FCC recently has begun aggressive enforcement of its rules on broadcasting indecent or obscene material, and has stated that, in addition to increased fines, the FCC may initiate license revocation procedures against licensees that broadcast material the FCC considers to be indecent. The FCC has the right to revoke a license before the end of its term for acts committed by the licensee or its officers, directors or stockholders. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio or television station covered by the license, which could have a material adverse effect on our financial condition and results of operations. In addition, Congress, from time to time, considers legislation that addresses the FCC’s enforcement of its rules concerning the broadcast of obscene, indecent, or profane material. Potential changes to enhance the FCC’s authority in this area include the ability to impose additional monetary penalties, consider violations to be “serious” offenses in the context of license renewal applications, and, under certain circumstances, designate a license for hearing to determine whether such license should be revoked. In the event that such legislation is enacted into law, we could face increased costs in the form of fines and a greater risk that we could lose one or more of our broadcasting licenses.

Our failure to maintain our FCC broadcast licenses could cause a default under our senior credit facilities and cause an acceleration of our indebtedness.

Our senior credit facilities require us to maintain all of our material FCC licenses. If the FCC were to revoke any of our material licenses, our lenders could declare all amounts outstanding under the senior credit facilities to be immediately due and payable, which would cause a cross-default under the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes. If our indebtedness is accelerated, we may not have sufficient funds to pay the amounts owed.

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

Beginning with the year ending December 31, 2007, we will be required to evaluate internal controls over financial reporting in order to allow management to report on, and, beginning with the year ending December 31, 2008, our independent auditors to attest to, our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 and rules and regulations of the SEC thereunder, which we refer to as Section 404. Section 404 will require us to, among other things, annually review and disclose the effectiveness of our internal controls over financial reporting, and evaluate and disclose changes in our internal controls over financial reporting quarterly. In the course of our evaluation, we may identify areas of our internal controls requiring improvement and may need to design enhanced processes and controls to address these and any other issues that might be identified through this review. As a result, we expect to incur additional expenses and we expect that this process will divert some of management’s time. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls will be effective in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent auditors may not be able to certify as to the effectiveness of our internal controls over financial reporting and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities Exchange Commission. As a result, there could be an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could adversely affect our results.

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

We also believe that advertising is largely a discretionary business expense. Advertising expenditures generally tend to decline during an economic recession or downturn. In addition, shifts in populations and demographics could adversely affect advertising expenditures. Consequently, our television and radio station revenues are likely to be adversely affected by shifts in Hispanic populations and demographics, a recession or downturn in the economies of Southern California, Houston or Dallas or other events or circumstances that adversely affect advertising activity. Foreign hostilities and terrorist attacks may affect our revenues and results of operations in the future.

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

The FCC adopted rules for implementing a digital television service in the U.S. Under these rules, stations are required to build out and begin broadcasting a digital television signal. Federal legislation specifies February 17, 2009 as the date by which stations will be required to operate as a single digital channel and to surrender any other channel on which they previously operated. Our final costs to convert our television stations to full-service digital television have been significant, and there may not be sufficient consumer demand for digital television services to recover our investment in digital television facilities.

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

The television and radio broadcasting industry is subject to technological change, evolving industry standards and the emergence of new media technologies. Several new media technologies are being employed or developed, including the following:

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers and Internet-based audio radio services;

•	satellite digital audio radio service with numerous channels and sound quality equivalent to that of compact discs;

•	In-Band On-Channel™ digital radio, which provides multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services;

•	low-power FM radio, with additional FM radio broadcast outlets that are designed to serve local interests;

•	streaming video programming delivered via the Internet;

•	video-on-demand programming offered by cable television companies; and

•	digital video recorders with hard-drive storage capacity that offer time-shifting of programming and the capability of deleting advertisements when playing back the recorded programs.

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995. You can identify these statements by the use of words like “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words. Actual results could differ substantially from the results that the forward-looking statements suggest for various reasons. The risks and uncertainties include but are not limited to:

•	our dependence on advertising revenues;

•	general economic conditions in the United States;

•	our ability to reduce costs without adversely impacting revenues;

•	changes in rules and regulations of the FCC;

•	our ability to attract, motivate and retain salespeople and other key personnel;

•	our ability to successfully convert acquired radio and television stations to a Spanish-language format;

•	our ability to maintain FCC licenses for our radio and television stations;

•	successful integration of acquired radio and television stations;

•	potential disruption from natural hazards;

•	our ability to protect our intellectual property rights;

•	strong competition in the radio and television broadcasting industries;

•	sufficient cash to meet our debt service obligations; and

•	our ability to obtain regulatory approval for future acquisitions.

The foregoing factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. The forward-looking statements in this Annual Report, as well as subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf, are hereby expressly qualified in their entirety by the cautionary statements in this report, including the risk factors noted elsewhere in this Annual Report or other documents that we file from time to time with the Securities and Exchange Commission, particularly Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. We are not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The types of properties required to support our radio and television stations include offices, studios and transmitter and antenna sites. Through our wholly owned subsidiary, we own studio and office space at 1845 West Empire Avenue, Burbank, California 91504. This property is subject to a mortgage in favor of Jefferson Pilot Financial, with whom one of our subsidiaries has entered into a loan agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Empire Burbank Studios’ Mortgage Note.” We also own studio and office space at 1813 Victory Place, Burbank, California 91504. In addition, we own offices, studio and production facilities in Houston and Dallas, Texas for our operations there. We own a number of our transmitter and antenna sites and lease or license the remainder from third parties. We generally select our tower and antenna sites to provide maximum market coverage. In general, we do not anticipate difficulties in renewing these site leases. No single facility is material to us, and we believe our facilities are generally in good condition and suitable for our operations.

ITEM 3. LEGAL PROCEEDINGS

Nine former employees of our subsidiary, Liberman Broadcasting of California LLC (successor in interest to Liberman Broadcasting, Inc.), a California limited liability company and our wholly owned subsidiary, filed suit in Los Angeles Superior Court, alleging claims on their own behalf and also on behalf of a purported class of former and current Liberman Broadcasting of California employees. The complaint alleges, among other things, wage and hour violations relating to overtime pay, and wrongful termination and unfair competition under California Business and Professions Code. Plaintiffs seek, among other relief, unspecified general, treble and punitive damages, as well as profit disgorgement, restitution and attorneys’ fees. Liberman Broadcasting of California has filed its answer to the complaint, generally denying plaintiffs’ claims and allegations. The plaintiffs have begun conducting discovery and have filed a motion for class certification. Liberman Broadcasting of California intends to oppose the motion for certification and vigorously defend itself in the lawsuit. It is too early to assess whether Liberman Broadcasting of California will ultimately be liable for any damages.

From time to time, we are involved in litigation incidental to the conduct of our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the last quarter of our fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

There is currently no established public trading market for the common stock of LBI Media, Inc. LBI Media, Inc. is a wholly owned subsidiary of LBI Media Holdings, Inc. LBI Media Holdings, Inc. is a wholly owned subsidiary of LBI Holdings I, Inc. Jose Liberman, trustee of the Liberman Trust dated 11/07/02, and Lenard Liberman together own all of the outstanding stock of LBI Holdings I, Inc. (67.6495 shares and 132.3505 shares, respectively).

Dividends

LBI Media paid dividends to its parent of $1.5 million and $3,500 for the years ended December 31, 2006 and 2005, respectively. LBI Media also paid distributions to the stockholders of its indirect parent of $332,000 for the year ended December 31, 2006. LBI Media’s senior credit facilities and the indenture governing its senior subordinated notes impose restrictions on the payment of cash dividends or payments on account of or on redemption, retirement or purchase of its common stock or other distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities

LBI Media did not sell any securities during the year ended December 31, 2006.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

LBI Media has not reacquired any of its equity securities for the three years ended December 31, 2006, other than in connection with internal restructurings in which no proceeds were received.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Net revenues:
Radio	$51,394	$49,882	$44,780	$45,631	$39,311
Television	56,572	47,620	46,655	38,406	31,685

Total net revenues	107,966	97,502	91,435	84,037	70,996
Operating expenses (exclusive of deferred compensation, depreciation and amortization, impairment of broadcast license and offering costs shown below)	58,852	51,416	47,082	41,347	33,782
Deferred compensation	948	(2,422)	2,924	2,226	3,642
Depreciation and amortization	7,079	7,164	5,125	3,510	3,131

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands except per share amounts)
Consolidated Statement of Operations Data:
Impairment of broadcast license	2,844	10,282	—	—	1,750
Offering costs (1)	—	287	1,450	—	—

Total operating expenses	69,723	66,727	56,581	47,083	42,305

Operating income	38,243	30,775	34,854	36,954	28,691
Interest expense, net	(25,358)	(23,766)	(21,029)	(20,162)	(28,058)
Interest rate swap expense	(1,784)	—	—	—	—
Gain on sale of investments	—	13	—	—	—
(Loss) gain on sale of property and equipment	—	(3)	2	(4)	(388)

Income before income taxes and cumulative effect of accounting change	11,101	7,019	13,827	16,788	245
Income tax expense	(67)	(166)	(874)	(59)	(42)

Income before cumulative effect of accounting change	11,034	6,853	12,953	16,729	203
Cumulative effect of accounting change	—	—	—	—	(8,106)

Net income (loss) from continuing operations	$11,034	$6,853	$12,953	$16,729	$(7,903)

Net income (loss) per share from continuing operations	$110,340	$68,530	$129,530	$167,290	$(79,030)

Cash dividends per share	$—	$—	$—	$—	$—

Other Data:
Adjusted EBITDA (2)	$48,166	$48,221	$39,980	$40,464	$33,572
Cash interest expense (3)	24,050	22,950	19,975	20,480	15,613
Cash flows provided by operating activities	25,426	23,258	23,518	21,050	18,147
Cash flows used in investing activities	(109,617)	(13,458)	(62,440)	(51,392)	(37,419)
Cash flows provided by (used in) financing activities	83,895	(13,745)	37,994	35,615	19,537
Balance Sheet Data:
Cash and cash equivalents	$1,501	$1,797	$5,742	$6,670	$1,397
Working capital (deficit)	(7,352)	2,190	10,446	11,361	4,355
Broadcast licenses, net	357,870	278,536	288,810	239,405	198,323
Total assets	480,711	376,746	388,356	330,970	273,967
Total debt (4)	357,327	268,552	282,019	241,029	242,830
Total stockholder’s equity	92,404	83,207	82,150	69,261	14,443

(1)	On February 12, 2004, Liberman Broadcasting, Inc., a Delaware corporation, filed a registration statement on Form S-1 with the Securities and Exchange Commission for a proposed initial public offering of its Class A Common Stock. The offering was withdrawn and, as a result, approximately $0.3 million and $1.5 million of costs initially deferred in connection with the registration process were written-off in the years ended December 31, 2005 and 2004, respectively. The offering costs were expensed by us, because we advanced the funds used by Liberman Broadcasting, Inc. to pay the offering costs and a portion of the net proceeds from the offering were to be used to repay borrowings under our senior revolving credit facility.
(2)	We define Adjusted EBITDA as net income (loss) plus cumulative effect of accounting change, income tax expense, gain (loss) on sale of property and equipment, net interest expense, interest rate swap expense, impairment of broadcast license, and depreciation and amortization. Management considers this measure an important indicator of our liquidity relating to our operations because it eliminates the effects of noncash items. This measure should be considered in addition to, but not as a substitute for or superior to, other measures of liquidity and financial performance prepared in accordance with U.S. generally accepted accounting principles, such as cash flows from operating activities, operating income and net income (loss). In addition, our definition of Adjusted EBITDA may differ from those of many companies reporting similarly named measures.

In determining our Adjusted EBITDA in past years, we treated deferred compensation expense as a noncash item, because we had the option and the intention to pay such amounts in the common stock of our indirect parent after our indirect parent’s initial public offering. Our first payment became due in 2006, and we have additional payments due in 2007. We have determined that we can no longer meet the conditions necessary to pay the deferred compensation in stock. Accordingly, we settled our deferred compensation amounts in cash in 2006 and expect to pay the 2007 payments in cash. We have presented prior years’ Adjusted EBITDA to conform to this current treatment. As a result, Adjusted EBITDA for prior years may appear as a different amount from what we have reported in prior years.

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

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Net cash provided by operating activities	$25,426	$23,258	$23,518	$21,050	$18,147
Add:
Gain on sale of investments	—	—	46	—	53
Income tax expense	67	166	874	59	42
Interest expense, net	25,358	23,766	21,030	20,162	28,058
Less:
Provision for doubtful accounts	(1,330)	(959)	(955)	(1,066)	(862)
Amortization of deferred financing costs	(893)	(797)	(690)	(556)	(6,845)
Offering costs	—	(287)	(1,450)	—	—
Deferred compensation expense	(948)	2,422	(2,924)	(2,226)	(3,642)
Deferred compensation payments	1,627	—	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,800	2,648	794	4,804	3,701
Program rights	(794)	(587)	(324)	(52)	317
Amounts due from related parties	(221)	(460)	371	(396)	(88)
Prepaid expenses and other current assets	20	49	127	(114)	101
Employee advances	—	353	98	31	511
Accounts payable and accrued expenses	(2,172)	(986)	272	(2,262)	5
Accrued interest	(537)	(105)	(433)	663	(5,746)
Program rights payable	—	—	—	(11)	(58)
Amounts due to related parties	—	—	189	(56)	(34)
Deferred state income tax payable	4	(110)	(530)	28	(31)
Other assets and liabilities	(241)	(150)	(33)	406	(57)

Adjusted EBITDA	$48,166	$48,221	$39,980	$40,464	$33,572

(3)	Represents cash paid for interest. Does not include accrued but unpaid interest expense.
(4)	Total debt does not include the 11% senior discount notes issued by our parent, LBI Media Holdings, Inc. and the 9% subordinated notes issued by LBI Holdings I, Inc., our indirect parent. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We own and operate radio and television stations in Los Angeles, California, Houston, Texas and Dallas, Texas and a television station in San Diego, California. Our radio stations consist of four FM and two AM stations serving Los Angeles, California and its surrounding area, five FM and four AM stations serving Houston, Texas and its surrounding areas, and five FM stations and one AM station serving Dallas-Fort Worth, Texas and its surrounding areas. Our four television stations consist of three full-power stations serving Los Angeles, California, Houston, Texas and Dallas-Fort Worth, Texas and a low-power station serving San Diego, California. In addition, we operate a television production facility, Empire Burbank Studios, in Burbank, California that we use to produce our core programming for all of our television stations, and we have television production facilities in Houston and Dallas-Fort Worth that allow us to produce programming in those markets as well.

We operate in two reportable segments, radio and television. We generate revenue from sales of local, regional and national advertising time on our radio and television stations and the sale of time to brokered or infomercial customers on our radio and television stations. Advertising rates are, in large part, based on each station’s ability to attract audiences in demographic groups targeted by advertisers. Our stations compete for audiences and advertising revenue directly with other Spanish-language radio and television stations, and we generally do not obtain long-term commitments from our advertisers. As a result, our management team focuses on creating a diverse advertiser base, producing cost-effective, locally focused programming, providing creative advertising solutions for clients, executing targeted marketing campaigns to develop a local audience and implementing strict cost controls. We recognize revenues when the commercials are broadcast or the brokered time is made available to the customer. We incur commissions from agencies on local, regional and national advertising, and our net revenue reflects deductions from gross revenue for commissions to these agencies.

Our primary expenses are employee compensation, including commissions paid to our local and national sales staff, promotion, selling, programming and engineering expenses, general and administrative expenses and interest expense. Our programming expenses for television consist of costs related to the production of original programming content, production of local newscasts and, to a lesser extent, the acquisition of programming content from other sources. Because we are highly leveraged, we will need to dedicate a substantial portion of our cash flow from operations to pay interest on our debt. We may need to pursue one or more alternative strategies in the future to meet our debt obligations, such as refinancing or restructuring our indebtedness, selling equity securities or selling assets.

We are organized as a California corporation and are a “qualified S subsidiary” under federal and California state tax laws. As such, we are deemed for tax purposes to be part of our parent, an “S corporation,” and our taxable income is reported by the shareholders of LBI Holdings I, Inc. on their respective federal and state income tax returns.

On November 2, 2006, two of our wholly owned subsidiaries, Liberman Broadcasting of Dallas, Inc. (predecessor in interest to Liberman Broadcasting of Dallas LLC) and Liberman Broadcasting of Dallas License Corp. (predecessor in interest to Liberman Broadcasting of Dallas License LLC), purchased the selected assets of five radio stations owned and operated by Entravision Communications Corporation, or Entravision, and certain subsidiaries of Entravision pursuant to an asset purchase agreement dated as of August 2, 2006, as amended on November 2, 2006. Also in the fourth quarter of 2006, Liberman Broadcasting of Dallas purchased a building in Dallas, Texas to accommodate its growth in stations owned in the Dallas-Fort Worth market. The total purchase price of the selected radio station assets was approximately $92.5 million and was paid for in cash primarily through borrowings under our senior revolving credit facility. The assets that were acquired include, among other things, (i) licenses and permits authorized by the Federal Communications Commission for or in connection with the operation of each of the radio stations, (ii) tower and transmitter facilities, and (iii) broadcast and other studio equipment used to operate the following five stations: KTCY-FM (101.7 FM, licensed to Azle, TX), KZZA-FM (106.7 FM, licensed to Muenster, TX), KZMP-FM (104.9 FM, licensed to Pilot Point, TX), KZMP-AM (1540 AM, licensed to

University Park, TX), and KBOC-FM (98.3 FM, licensed to Bridgeport, TX). The programming of KZMP-FM is provided by, and we anticipate it will continue to be provided by, a third-party broker.

In April 2005, we acquired our national sales representative, Spanish Media Rep Team, or SMRT, for an aggregate purchase price of approximately $5.1 million. SMRT merged with and into Liberman Broadcasting, Inc. (predecessor in interest to Liberman Broadcasting of California LLC), a California corporation and our wholly owned subsidiary. Liberman Broadcasting paid approximately $3.3 million in cash and issued notes totaling $1.8 million to the shareholders of SMRT. The notes bore interest at the rate of 3.35% and were due and repaid in April 2006. The shareholders of SMRT were the same beneficial shareholders of our indirect parent, LBI Holdings I, Inc.

In July 2004, we completed our acquisition of the selected assets of radio station KNOR-FM, licensed to Krum, Texas, for an aggregate purchase price of approximately $16.1 million (including acquisition costs), and have changed the format, customer base, revenue stream and employee base of this station.

In January 2004, we completed our acquisition of the selected assets of KMPX-TV, licensed to Decatur, Texas, for an aggregate purchase price of approximately $37.6 million (including acquisition costs) and have significantly changed the format, customer base, revenue stream and employee base of this station.

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

Results of Operations

Separate financial data for each of our operating segments is provided below. We evaluate the performance of our operating segments based on the following:

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net revenues:
Radio	$51,394	$49,882	$44,780
Television	56,572	47,620	46,655

Total	$107,966	$97,502	$91,435

Total operating expenses before deferred compensation, depreciation and amortization, impairment of broadcast license and offering costs:
Radio	$24,495	$22,037	$21,595
Television	34,357	29,379	25,487

Total	$58,852	$51,416	$47,082

Deferred compensation:
Radio	$948	$(2,422)	$2,924
Television	—	—	—

Total	$948	$(2,422)	$2,924

Depreciation and amortization:
Radio	$2,862	$3,388	$2,123
Television	4,217	3,776	3,002

Total	$7,079	$7,164	$5,125

Impairment of broadcast license:
Radio	$1,244	$1,847	$—
Television	1,600	8,435	—

Total	$2,844	$10,282	$—

Offering costs:
Radio	$—	$145	$711
Television	—	142	739

Total	$—	$287	$1,450

Operating income:
Radio	$21,845	$24,887	$17,427
Television	16,398	5,888	17,427

Total	$38,243	$30,775	$34,854

Adjusted EBITDA (1):
Radio	$25,951	$30,122	$19,550
Television	22,215	18,099	20,430

Total	$48,166	$48,221	39,980

Total assets:
Radio	$305,350	$201,183	$191,396
Television	164,980	165,848	170,628
Corporate	10,381	9,715	26,332

Total	$480,711	$376,746	$388,356

(1)	We define Adjusted EBITDA as net income (loss) plus cumulative effect of accounting change, income tax expense, (loss) gain on sale of property and equipment, net interest expense, interest rate swap expense, impairment of broadcast license, and depreciation and amortization. See footnote (2) under Item 6. “Selected Financial Data” for a reconciliation of Adjusted EBITDA to net cash provided by operating activities. We discuss Adjusted EBITDA and the limitations of this financial measure in more detail under “—Non-GAAP Financial Measures.”

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Revenues. Net revenues increased by $10.5 million, or 11%, to $108.0 million for the year ended December 31, 2006, from $97.5 million in 2005. The increase was primarily attributable to increased advertising revenue from our California and Texas television stations with a slight increase in our radio segment net revenues.

Net revenues for our radio segment increased by $1.5 million, or 3%, to $51.4 million for the year ended December 31, 2006, from $49.9 million in 2005. Increases in revenue at our Houston and our five new and existing Dallas radio stations were offset by a slight decrease in revenues at our Los Angeles radio stations. The increase in our advertising revenue in Dallas was partially due to the acceptance by advertisers of our newly formatted stations in Dallas.

Net revenues for our television segment increased by $9.0 million, or 19%, to $56.6 million for the year ended December 31, 2006, from $47.6 million in 2005. This increase was attributable to increased advertising revenue in our California and Texas markets. We believe television revenues have increased as a result of wider acceptance by viewers and by advertisers of our innovative programming strategy.

We currently anticipate net revenue growth for 2007 from both our radio and television segments due to increased advertising time sold and increased advertising rates. Our internally produced programming, focused sales strategy and the expected continued demand for Spanish-language advertising should continue to increase our advertising time sold and advertising rates in 2007 for both segments.

Total operating expenses. Total operating expenses increased by $3.0 million, or 5%, to $69.7 million for the year ended December 31, 2006 from $66.7 million in 2005. This increase was due primarily to:

(1)	a $5.7 million increase in selling, general and administrative expenses due to higher salaries, commissions and other selling expenses, attributable to increased staffing associated with our growth in net revenues and higher property taxes;

(2)	a $3.4 million increase in deferred compensation expense, attributable to our estimated increase in the “net value” of our indirect parent. The deferred compensation expense in 2006 of $2.2 million was reduced by approximately $1.3 million because the amount ultimately paid to the employee in 2006 was less than the amount accrued at December 31, 2005;

(3)	a $1.3 million increase in programming expenses primarily related to (a) additional production of in-house television programs and (b) higher music license fees; and

(4)	a $0.5 million increase in promotional expenses.

The increase to total operating expenses was offset primarily by a $7.4 million decrease in impairment charges related to broadcast licenses, relative to impairment charges of $10.3 million in 2005.

We believe that our total operating expenses, before consideration of any impairment charges and adjustments to deferred compensation expense or benefit, will increase in 2007 due to increased programming costs for our television segment, and increased sales commissions and administrative expenses associated with our anticipated net revenue growth. Continued growth in expenses may also occur as a result of future acquisitions of radio and television assets. We anticipate that the growth rate of our 2007 total operating expenses, excluding any impairment charges and deferred compensation, will be lower than the growth rate of our 2007 net revenue. This expectation could be negatively impacted by the number and size of additional radio and television assets that we acquire, if any. See “—Critical Accounting Policies—Deferred Compensation”.

Total operating expenses for our radio segment increased by $4.6 million, or 18%, to $29.6 million for the year ended December 31, 2006, from $25.0 million in 2005. This change was primarily the result of:

(1)	a $3.4 million increase in deferred compensation due to an increase in the net value of our indirect parent, LBI Holdings I. The deferred compensation expense in 2006 of $2.2 million was reduced by approximately $1.3 million because the amount ultimately paid to the employee in 2006 was less than the amount accrued at December 31, 2005;

(2)	a $1.5 million increase in selling, general and administrative expenses, due primarily to increased salaries and legal expenses, including new personnel and start up costs in connection with our new Dallas stations;

(3)	a $0.7 million increase in programming expenses primarily attributable to the reformatting and programming of our new Dallas stations.

The increase in total operating expenses for our radio stations was offset partially by:

(1)	a $0.6 million decrease in impairment charges related to broadcast licenses; and

(2)	a $0.5 million decrease in depreciation and amortization due to a 2005 impairment write-down.

Our deferred compensation liability can increase in future periods based on changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our parent, LBI Holdings I. See “—Critical Accounting Policies—Deferred Compensation”.

Total operating expenses for our television segment decreased by $1.5 million, or 4%, to $40.2 million for the year ended December 31, 2006, from $41.7 million in 2005. This decrease was primarily the result of a $6.8 million decrease in impairment charges related to broadcast licenses.

The decrease in operating expenses for our television segment was offset by:

(1)	a $4.1 million increase in selling, general and administrative expenses related to higher sales salaries and commissions associated with our revenue growth;

(2)	a $0.6 million increase in programming expenses related to the additional production of in-house programming; and

(3)	a $0.4 million increase in depreciation and amortization due primarily to increased capital expenditures for existing properties.

See “—Critical Accounting Policies—Intangible Assets” for a discussion of the impairment charges to our broadcast licenses.

Interest expense, net. Interest expense, net, increased by $1.6 million, or 6.7%, to $25.5 million for the year ended December 31, 2006, from $23.9 million in 2005. This change is primarily attributable to increased borrowings under our senior credit facilities to fund the acquisition of the Dallas, Texas radio stations in November 2006 that was partially offset by capitalized interest of $0.5 million in 2006.

Our interest expense may increase in 2007 if we borrow additional amounts under our senior revolving credit facility to acquire additional radio or television station assets.

Net income. We recognized net income of $11.0 million for the year ended December 31, 2006, as compared to $6.9 million in 2005, an increase of $4.1 million, or 60%. This change was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA remained constant at $48.2 million for the years ended December 31, 2006 and 2005. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA for our radio segment decreased by $4.1 million, or 14%, to $26.0 million for the year ended December 31, 2006 from $30.1 million in 2005. The decrease was primarily the result of lower national advertising revenue in the Los Angeles market and increases in expenses as noted above.

Adjusted EBITDA for our television segment increased by $4.1 million, or 23%, to $22.2 million for the year ended December 31, 2006, from $18.1 million for the same period in 2005. The increase was primarily the result of higher revenues from our California and Texas markets, offset by an overall increase in operating expenses.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Revenues. Net revenues increased by $6.1 million, or 7%, to $97.5 million for the year ended December 31, 2005, from $91.4 million in 2004. This increase was primarily attributable to revenue growth from our radio stations in the Los Angeles and Houston markets as well as our Dallas television station. Our percentage increase in revenue growth was partially dampened by results posted during 2004, when our revenues increased 9% from 2003.

Net revenues for our radio segment increased by $5.1 million, or 11%, to $49.9 million for the year ended December 31, 2005, from $44.8 million in 2004. This increase was primarily attributable to increased revenues from local and national advertisers during 2005, as compared to 2004. Our percentage increase in revenue growth for our radio segment was partially attributable to our results posted in 2004, when net revenues for our radio segment declined slightly by 2%.

Net revenues for our television segment increased by $0.9 million, or 2%, to $47.6 million for the year ended December 31, 2005, from $46.7 million in 2004. This increase was primarily attributable to advertising revenue increases at our Texas television stations. Advertising revenues at our television operations in California remained relatively stable from 2004 to 2005. Our percentage increase in revenue growth for our television segment was dampened by results posted during 2004, when our revenues for our television segment increased 22% from 2003.

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

	Year ended December 31,
	2005	2004
	(in thousands)
Net revenues for television segment	$47,620	$46,655
Less: Television production facility leasing revenues	—	(122)

Net revenues for television segment excluding production facility leasing revenues	$47,620	$46,533

Total operating expenses. Total operating expenses increased by $10.1 million, or 18%, to $66.7 million for the year ended December 31, 2005 from $56.6 million in 2004. The increase was due primarily to a $10.3 million noncash charge to reduce the carrying value of three of our broadcast licenses. The increase was also a result of:

(1)	a $2.7 million increase in selling, general and administrative expenses due to (a) higher salaries and commissions (excluding commissions to our national sales representative, SMRT that merged into one of our subsidiaries in April 2005), (b) additional operating expenses related to the operation of our television station, KMPX-TV, acquired in January 2004 and (c) moderate increases in other general and administrative expenses associated with our revenue growth,

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

The increases in expenses described above were offset by a $5.3 million decrease in deferred compensation.

Our deferred compensation liability can increase in future periods based on changes in the applicable employee’s vesting percentage, which is based on time and performance measures, and can increase or decrease in future periods based on changes in the net value of our indirect parent, LBI Holdings I.

Total operating expenses for our radio segment decreased by $2.3 million, or 9%, to $25.0 million for the year ended December 31, 2005, from $27.3 million in 2004. This decrease was primarily due to a $5.3 million decrease in deferred compensation expense.

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

Total operating expenses for our television segment increased by $12.5 million, or 43%, to $41.7 million for the year ended December 31, 2005, from $29.2 million in 2004. This increase was primarily the result of an $8.4 million noncash charge to reduce the carrying value of one of our broadcast licenses. See “—Critical Accounting Policies—Intangible Assets” for a discussion of the impairment charges to our broadcast licenses. This increase was also due to:

(1)	a $2.2 million increase in selling, general and administrative expenses related to (a) higher sales salaries and commissions (excluding commissions to SMRT that merged into one of our subsidiaries in April 2005), and (b) incremental costs associated with our Dallas-Fort Worth television station acquired in January 2004,

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

	Year ended December 31,
	2005	2004
	(in thousands)
Television segment operating expenses	$41,732	$29,228
Less: Television production facility leasing expenses	—	(43)

Television segment operating expenses excluding production facility leasing expenses	$41,732	$29,185

Interest expense, net. Interest expense, net, increased by $2.7 million, or 13%, to $23.7 million for the year ended December 31, 2005, from $21.0 million in 2004. This change is primarily attributable to higher interest rates on borrowings under our senior credit facility.

Net income. We recognized net income of $6.9 million for the year ended December 31, 2005, as compared to $13.0 million in 2004, a decrease of $6.1 million. This change was attributable to the factors noted above.

Adjusted EBITDA. Adjusted EBITDA increased by $8.2 million, or 21%, to $48.2 million for the year ended December 31, 2005 from $40.0 million in 2004. The increase was primarily attributable to the overall net revenue growth, particularly in our radio segment and our Texas television operations, offset by an overall increase in operating expenses before income tax expense, net gain or loss on sale of short-term investments and property and equipment, net interest expense, impairment of broadcast licenses, and depreciation and amortization. See “—Non-GAAP Financial Measures.”

Adjusted EBITDA for our radio segment increased by $10.6 million, or 54%, to $30.1 million for the year ended December 31, 2005 from $19.5 million in 2004. The increase was primarily the result of higher local and national advertising revenue during 2005, resulting from (i) an increase in advertising time sold to local and national advertisers and (ii) improved ratings for our stations.

Adjusted EBITDA for our television segment decreased by $2.3 million, or 11%, to $18.1 million for the year ended December 31, 2005, from $20.4 million for the same period in 2004. The decrease was primarily the result of an overall increase in operating expenses before income tax expense, net gain or loss on sale of property and equipment, net interest expense, impairment of broadcast licenses and depreciation and amortization, while net revenues for our television segment remained relatively stable.

For a reconciliation of Adjusted EBITDA to net cash provided by operating activities, see footnote (1) under “Item 6. Selected Financial Data.”

Liquidity and Capital Resources

Senior Credit Facilities. Our primary sources of liquidity are cash provided by operations and available borrowings under our $150.0 million senior revolving credit facility. On May 8, 2006, we refinanced our prior $220.0 million senior revolving credit facility with a $150.0 million senior revolving credit facility and a $110.0 million senior term loan facility. We have the option to request our lenders to increase the aggregate amount by $50.0 million; however our lenders are not obligated to do so. The increases under the senior revolving credit facility and the senior term loan credit facility, taken together, cannot exceed $50.0 million in the aggregate. Under the senior revolving credit facility, we have a swing line sub-facility equal to an amount of not more than $5.0 million. Letters of credit are also available to us under the senior revolving credit facility and may not exceed the lesser of $5.0 million or the available revolving commitment amount. There are no scheduled reductions of commitments under the senior revolving credit facility. Under the senior term loan facility, we must pay 0.25% of the original principal amount of the term loans each quarter, or $275,000, plus 0.25% of any additional principal amount incurred in the future under the senior term loan facility. The senior credit facilities mature on March 31, 2012.

As of December 31, 2006, we had $96.0 million aggregate principal amount outstanding under the senior revolving credit facility and $109.3 million aggregate principal amount of outstanding senior term loans. In

November 2006, we borrowed $87.5 million to purchase the selected assets of the five radio stations in the Dallas-Fort Worth market and a building in Dallas, Texas. Since December 31, 2006, we have borrowed, net of repayments, $6.0 million under our revolving credit facility.

Borrowings under the senior credit facilities bear interest based on either, at our option, the base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for revolving loans, which is based on LBI Media’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for term loans is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those loans are incurred. Interest on base rate loans is payable quarterly in arrears, and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by us. All amounts that are not paid when due under either the senior revolving credit facility or the senior term loan facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. In addition, we pay a quarterly unused commitment fee ranging from 0.25% to 0.50% depending on the level of facility usage. At December 31, 2006, borrowings under the senior credit facilities bore interest at rates between 6.60% and 6.88%, including the applicable margin.

Under the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes (described below), we are limited in our ability to borrow under the senior revolving credit facility. We may borrow up to $150.0 million under the senior revolving credit facility (subject to certain reductions under certain circumstances) without having to meet any restrictions under the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes, but any amount over $150.0 million that we may borrow under the senior revolving credit facility (subject to certain reductions under certain circumstances) will be subject to LBI Media Holdings’ and our compliance with specified leverage ratios (as defined in the indentures governing our senior subordinated notes and LBI Media Holdings’ senior discount notes).

Our senior credit facilities contain customary restrictive covenants that, among other things limit our capital expenditures, our ability to incur additional indebtedness and liens in connection therewith, and pay dividends. Under the senior revolving credit facility, we must also maintain a maximum total leverage ratio and a minimum ratio of EBITDA to interest expense (each as defined in the senior credit agreement).

Senior Subordinated Notes. In July 2002, we issued $150.0 million of senior subordinated notes that mature in 2012. Under the terms of our senior subordinated notes, we will pay semi-annual interest payments of approximately $7.6 million each January 15 and July 15. We may redeem the senior subordinated notes at any time on or after July 15, 2007 at redemption prices specified in the indenture governing our senior subordinated notes, plus accrued and unpaid interest. The indenture governing our senior subordinated notes contains certain restrictive covenants that, among other things, limit our ability to incur additional indebtedness and pay dividends. As of December 31, 2006, we were in compliance with all these covenants.

Empire Burbank Studios’ Mortgage Note. In July 2004, one of our wholly owned subsidiaries, Empire Burbank Studios, issued an installment note for approximately $2.6 million. The loan is secured by Empire Burbank Studios’ real property and bears interest at 5.52% per annum. The loan is payable in monthly principal and interest payments of approximately $21,000 through maturity in July 2019.

The following table summarizes our various levels of indebtedness at December 31, 2006:

Issuer	Form of Debt	Amount Outstanding	Maturity	Interest Rate
LBI Media, Inc.	$150.0 million senior secured revolving credit facility	$96.0 million	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (6.61% weighted average at December 31, 2006)

Issuer	Form of Debt	Amount Outstanding	Maturity	Interest Rate
LBI Media, Inc.	Senior secured term loan facility	$109.3 million	March 31, 2012	LIBOR or base rate, plus an applicable margin dependent on LBI Media’s leverage ratio (6.87% weighted average at December 31, 2006)

LBI Media, Inc.	Senior subordinated notes	$150.0 million	July 15, 2012	10.125%

Empire Burbank Studios, Inc.	Mortgage note	$2.3 million	July 1, 2019	5.52%

The table above does not include the debt of our parents, LBI Media Holdings’ 11% senior discount notes and LBI Holdings I’s 9% subordinated notes.

LBI Media Holdings’ Senior Discount Notes. In October 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of senior discount notes that mature in 2013. Under the terms of the senior discount notes, cash interest will not accrue or be payable on the senior discount notes prior to October 15, 2008 and instead the accreted value of the senior discount notes will increase until such date. Thereafter, cash interest on the senior discount notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that LBI Media Holdings may make a cash interest election on any interest payment date prior to October 15, 2008. If LBI Media Holdings makes a cash interest election, the principal amount of the senior discount notes at maturity will be reduced to the accreted value of the senior discount notes as of the date of the cash interest election and cash interest will begin to accrue at a rate of 11% per year from the date such election is made. The senior discount notes may be redeemed by LBI Media Holdings at any time on or after October 15, 2008 at redemption prices specified in the indenture governing LBI Media Holdings’ senior discount notes, plus accrued and unpaid interest.

The indenture governing the senior discount notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends to LBI Holdings I. LBI Media Holdings’ senior discount notes are structurally subordinated to our senior credit facilities and senior subordinated notes.

LBI Holdings I’s 9% Subordinated Notes. In March 2001, our indirect parent, LBI Holdings I issued $30.0 million principal amount of 9% subordinated notes and issued warrants more fully described below in the next paragraph. The 9% subordinated notes are subordinate in right of payment to our senior credit facilities and our senior subordinated notes and are structurally subordinated to LBI Media Holdings’ senior discount notes. The 9% subordinated notes will mature on the earliest of (i) January 31, 2014, (ii) their acceleration following the occurrence and continuance of a material event of default, (iii) a merger, sale or similar transaction involving LBI Holdings I or substantially all of the subsidiaries of LBI Holdings I, (iv) a sale or other disposition of a majority of LBI Holdings I’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of LBI Holdings I’s board of directors and (v) the date on which the warrants issued in connection with LBI Holdings I’s 9% subordinated notes are repurchased pursuant to the call options applicable to the warrants. Interest is not payable until maturity.

In connection with these 9% subordinated notes, LBI Holdings I also issued warrants to purchase 14.02 shares of its common stock at an initial exercise price of $0.01 per share. The warrants have a put feature, which would allow the warrant holders at any time on or after the maturity date of the 9% subordinated notes, to require LBI Holdings I to repurchase the warrants or common stock issued upon exercise of the warrants at fair market value under certain events, and a call feature, which would allow LBI Holdings I to repurchase the warrants at its option under certain events. Certain mergers, combinations or sales of assets of LBI Holdings I, however, will not trigger the put right, even though such events would have accelerated the obligations under the 9% subordinated notes.

Cash Flows. Cash and cash equivalents were $1.5 million, $1.8 million, and $5.7 million at December 31, 2006, 2005 and 2004, respectively.

Net cash flow provided by operating activities was $25.4 million, $23.3 million and $23.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in our net cash flow provided by operating activities was primarily the result of higher net income, noncash expenses and accounts payable and accrued expenses, partially offset by increases in accounts receivable. The slight decrease in our net cash flow provided by operating activities during the year ended December 31, 2005, as compared to 2004 was primarily the result of a decline in accounts receivable collections offset by a decrease in payments of accounts payable and accrued expenses.

Net cash flow used in investing activities was $109.6 million, $13.5 million and $62.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Net cash flow used in investing activities in 2006 includes $93.0 million (including acquisition costs) attributable to the acquisitions of selected radio and television station assets in the Dallas-Fort Worth market and $9.5 million for the construction of new tower sites for our Texas radio stations. The net cash flow used in investing activities in 2005 includes $4.1 million attributable to the acquisition of SMRT. Net cash flow used in investing activities in 2004 includes $51.8 million attributable to the acquisitions of selected radio and television station assets. The net cash flow used in investing activities for the years ended December 31, 2005 and 2004 also reflects capital expenditures of $9.4 million and $10.9 million, respectively.

Net cash flow provided by financing activities was $83.9 million and $38.0 million for the years ended December 31, 2006 and 2004, respectively, and net cash flow used in financing activities was $13.7 million for the year ended December 31, 2005. The net cash flow provided by financing activities in 2006 was primarily attributable to the additional funds borrowed under our senior revolving credit facility in November 2006 to acquire the selected assets of five radio stations in the Dallas-Fort Worth, Texas Market. The net cash flow provided by financing activities in 2004 was primarily attributable to the additional funds borrowed under our senior credit facility in 2004 to acquire the selected assets of KMPX-TV and KNOR-FM in the Dallas-Fort Worth, Texas Market. The net cash flow used in financing activities reflects principal reductions on outstanding borrowings under our senior credit facilities of $133.7 million for the year ended December 31, 2006, and under our prior senior credit facility of $18.6 million and $20.3 million for the years ended December 31, 2005 and 2004, respectively.

Contractual Obligations. We have certain cash obligations and other commercial commitments, which will impact our short- and long-term liquidity. At December 31, 2006, such obligations and commitments were our senior revolving credit facility, our senior term loan facility, our senior subordinated notes, certain non-recourse debt of one of our wholly owned subsidiaries and our operating leases as follows:

	Payments due by Period from December 31, 2006 (in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt	$797,800	$30,175	$60,500	$60,175	$646,950
Operating leases	16,350	1,650	3,100	2,625	8,975

Total contractual cash obligations	$814,150	$31,825	$63,600	$62,800	$655,925

The above table includes principal and interest payments under our debt agreements based on our interest rates as of December 31, 2006 and assuming no additional borrowings or principal payments on our senior revolving credit facility until the facility matures in 2012. It does not include LBI Holdings I’s 9% subordinated rates, LBI Media Holdings’ 11% senior discount notes or any deferred compensation amounts we may ultimately pay.

Use of Cash Flows. For both our radio and television segments, we have historically funded, and will continue to fund, expenditures for operations, administrative expenses, capital expenditures and debt service from our operating cash flow and borrowings under our senior revolving credit facility. For our television segment, our planned uses of liquidity during the next twelve months will include the addition of production equipment for our Texas and Los Angeles television stations at an estimated cost of $2.0 million. For our radio segment, our planned uses of liquidity will include upgrading several of our radio stations and towers located in the Houston market, which we expect will cost approximately $3.5 million over the next twelve months. In connection with the purchase of the selected assets of five radio stations from Entravision Communications Corporation, one of our wholly owned subsidiaries, Liberman Broadcasting of Dallas, Inc. (predecessor in interest to Liberman Broadcasting of Dallas LLC), also purchased a building in Dallas, Texas to accommodate our growth in stations owned and operated in the Dallas-Fort Worth market. We estimate we will spend approximately $2.0 to $2.5 million on improvements and equipment for our new Dallas building. We are also scheduled to make payments for deferred compensation under our employment agreements over the next six months, for which we have accrued $8.3 million in deferred compensation liability as of December 31, 2006. See “—Critical Accounting Policies—Deferred Compensation”.

We have used, and expect to continue to use, a significant portion of our capital resources to fund acquisitions. Future acquisitions will be funded from amounts available under our senior revolving credit facility, the proceeds of future equity or debt offerings or our internally generated cash flows. However, our ability to pursue future acquisitions may be impaired if we or our parent entities are unable to obtain funding from other capital sources. As a result, we may not be able to increase our revenues at the same rate as we have in recent years. We believe that our cash on hand, cash provided by operating activities and borrowings under our senior revolving credit facility will be sufficient to permit us to fund our contractual obligations and operations for at least the next twelve months.

Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2006. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net revenue fluctuations are common in the television and radio broadcasting industry and result primarily from fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net broadcast revenue for the year.

Non-GAAP Financial Measures

We use the term “Adjusted EBITDA” throughout this annual report. Adjusted EBITDA consists of net income (loss) plus cumulative effect of accounting change, income tax expense, gain (loss) on sale of property and equipment, net interest expense, interest rate swap expense, impairment of broadcast licenses and depreciation and amortization.

This term, as we define it, may not be comparable to a similarly titled measure employed by other companies and is not a measure of performance calculated in accordance with U.S. generally accepted accounting principles, or GAAP.

In determining our Adjusted EBITDA in past years, we treated deferred compensation expense as a noncash item, because we had the option and the intention to pay such amounts in the common stock of our indirect parent after our indirect parent’s initial public offering. Our first payment became due in 2006, and we have additional payments due in 2007. We have determined that we can no longer meet the conditions necessary to pay the deferred compensation in stock. Accordingly, we settled our deferred compensation amounts in cash in 2006 and expect to pay the 2007 payments in cash. We have presented prior years’ Adjusted EBITDA to conform to this current treatment. As a result, Adjusted EBITDA for prior years may appear as a different amount from what we have reported in prior years.

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

We believe Adjusted EBITDA is useful to an investor in evaluating our liquidity and cash flow because:

•	it is widely used in the broadcasting industry to measure a company’s liquidity and cash flow without regard to items such as depreciation and amortization and impairment of broadcast licenses. The broadcast industry uses liquidity to determine whether a company will be able to cover its capital expenditures and whether a company will be able to acquire additional assets and broadcast licenses if the company has an acquisition strategy. We believe that by eliminating the effect of non-cash items, Adjusted EBITDA provides a meaningful measure of liquidity;

•	it gives investors another measure to evaluate and compare the results of our operations from period to period by removing the impact of noncash expense items, such as cumulative effects of accounting change and impairment of broadcast licenses. By removing the non-cash items, it allows our investors to better determine whether we will be able to meet our debt obligations as they become due; and

•	it provides a liquidity measure before the impact of a company’s capital structure by removing net interest expense items.

Our management uses Adjusted EBITDA:

•	as a measure to assist us in planning our acquisition strategy;

•	in presentations to our board of directors to enable them to have the same consistent measurement basis of liquidity and cash flow used by management;

•	as a measure for determining our operating budget and our ability to fund working capital; and

•	as a measure for planning and forecasting capital expenditures.

We also use non-GAAP numbers in the evaluation of our television segment. We exclude the results of the leasing of our production facility from our net revenue, operating expenses and Adjusted EBITDA amounts, because we began using our production facility for more in house programming in 2003, thereby reducing available leasing space. As a result, we believe that in order to provide a comparable basis for evaluation of our results for the years ended December 31, 2005 and 2004, it is necessary to exclude the financial results related to the leasing of our television production facility. We did not have leasing revenue from our production facilities in 2005 and 2006.

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

Allowance for doubtful accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required in assessing the likelihood of ultimate realization of these receivables including our history of write-offs, relationships with our customers and the current creditworthiness of each advertiser. Our historical estimates have been a reliable method to estimate future allowances, with historical reserves averaging approximately 9.0% of our outstanding receivables. If the financial condition of our advertisers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The effect of an increase in our allowance of 3.0% of our outstanding receivables as of December 31, 2006, from 9.0% to 12.0% or $1.7 million to $2.3 million, would result in a decrease in pre-tax income of $0.6 million for the year ended December 31, 2006.

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

We completed our annual impairment review of our broadcast licenses in the third quarters of 2005 and 2006, and conducted additional reviews of the fair value of some of our broadcast licenses in the fourth quarter of 2005 and the second quarter of 2006. For purposes of our impairment testing, the unit of accounting is each individual FCC license or, in situations where there are multiple stations in a particular market that broadcast the same programming (that is, simulcast), it is the cluster of stations broadcasting the programming. We determined the fair value of each of our broadcast licenses by assuming that entry into the particular market took place as of the valuation date and considered the signal coverage of the related station as well as the projected advertising revenues for the particular market(s) in which each station operates. We adjusted the projected total advertising revenues to be generated in certain of these markets downward due to a general slowdown in broadcast revenues in those markets, which was partially explained by greater competition for revenues from non-traditional media. We determined the fair value of each broadcast license primarily from projected total advertising revenues for a given market and did not take into consideration our format or management capabilities. As a result, the downward adjustment in projected revenues resulted in a decrease in the fair value of certain of our broadcast licenses. Our revenues are generated predominantly from local and regional advertisers, and we believe the decrease in advertising in those markets will come primarily from national advertisers to general market (non-Hispanic) radio and television stations. The decrease in fair value of our broadcast licenses, however, resulted in impairment write downs of approximately $5.2 million and $5.1 million for the third and fourth quarters of 2005, respectively, and $1.6 million and $1.2 million for the second and third quarters of 2006, respectively.

In assessing the recoverability of indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets. Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy and the fluctuation of actual revenue and the timing of expenses. We develop future revenue estimates based on projected ratings increases, planned timing of signal strength upgrades, planned timing of promotional events, customer commitments and available advertising time. Estimates of future cash flows assume that expenses will grow at rates consistent with historical rates. Alternatively, some stations under evaluation have had limited relevant cash flow history due to planned conversion of format or upgrade of station signal. The assumptions about cash flows after conversion reflect estimates of how these stations are expected to perform based on similar stations and markets and possible proceeds from the sale of the assets. If the expected cash flows are not realized, impairment losses may be recorded in the future. If we experienced a 10% decrease in the fair value of each of our broadcast licenses from that determined at September 30, 2006 (the most recent date a fair value determination was performed for each broadcast license), we would require an additional impairment write-down of approximately $5.5 million.

Deferred compensation

One of our wholly owned subsidiaries and our indirect parent, LBI Holdings I, have entered into employment agreements with certain employees. In addition to annual compensation and other benefits, these agreements provide the employees with the ability to participate in the increase of the “net value” of LBI Holdings I over certain base amounts.

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

As part of the calculation of this incentive compensation liability, we use the income and market valuation approaches to determine the “net value” of LBI Holdings I. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Based on the “net value” of LBI Holdings I as determined in these analyses, and based on the percentage of incentive compensation that has vested (as set forth in the employment agreements), we record deferred compensation expense or benefit (and a corresponding credit or charge to deferred compensation liability). As such, estimation of the “net value” of LBI Holdings I requires considerable management judgment and the amounts recorded as periodic deferred compensation expense or benefit are dependent on that judgment. Deferred compensation expense for the year ended December 31, 2006 was reduced by approximately $1.3 million because the amounts ultimately paid to the employee, whose net value was determined as of December 31, 2005, were less than the amount accrued at that date. Depending on the determination of the “net value” of LBI Holdings I at December 31, 2006, the amounts paid in 2007 may be more or less than the amounts accrued at December 31, 2006 and deferred compensation expense may be similarly increased or decreased, respectively.

The deferred compensation amount earned under one employment agreement was paid in cash during 2006, and we are scheduled to make payments under those employment agreements with “net value” determination dates as of December 31, 2006 during 2007, subject to “net value” appraisal results. If we assumed no change in the “net value” of LBI Holdings I from that at December 31, 2006, we would not expect to record deferred compensation expense during 2007 relating solely to the time-vesting portion of the deferred compensation. The agreements require us to pay the deferred compensation amounts in cash until LBI Holdings I’s common stock becomes publicly traded, at which time we may pay these amounts in cash at or LBI Holdings I’s common stock, at our option.

In addition, if LBI Holdings I’s common stock should be publicly traded, the net value will no longer be determined by appraisal and instead will be based on the product of the outstanding shares of common stock on a fully diluted basis and the volume-weighted average price per share of LBI Holdings I’s common stock in the five days of trading immediately prior to the date of determination of the net value.

Commitments and contingencies

We periodically record the estimated impacts of various conditions, situations or circumstances involving uncertain outcomes. These events are called “contingencies,” and our accounting for these events is prescribed by SFAS No. 5, “Accounting for Contingencies.”

The accrual of a contingency involves considerable judgment on the part of our management. We use our internal expertise and outside experts (such as lawyers), as necessary, to help estimate the probability that a loss has been incurred and the amount (or range) of the loss. We currently do not have any material contingencies that we believe require loss accruals; however we refer you to Note 5 of our consolidated financial statements for discussion of other known contingencies.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 157- Fair Value Measurements (“SFAS 157”). Issued in September 2006, SFAS 157 is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and therefore does not require new fair value measurements. The application of SFAS 157, however, may change our fair value methodology. We are currently evaluating what impact, if any, the adoption of SFAS 157 will have on the our financial position, results of operations and cash flows.

Statement of Financial Accounting Standards No. 159 - “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“SFAS 159”). Issued in February 2007, SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. We are currently evaluating what impact, if any, the adoption of SFAS 159 will have on our financial position, results of operations and cash flows.

FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”). Issued in July 2006, this interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation became effective beginning on January 1, 2007. We are currently evaluating what impact, if any, the adoption of FIN 48 will have on our financial position, results of operations and cash flows.

SEC Staff Accounting Bulletin No. 108 - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Issued in September 2006, SAB 108 became effective for fiscal years ending on or after November 15, 2006. SAB 108 describes the approach that should be used to quantify the materiality of a misstatement, requiring registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and provides guidance for correcting prior year errors. The adoption of SAB 108, during the year ended December 31, 2006, did not have a material impact on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is currently confined to our cash and cash equivalents, changes in interest rates related to borrowings under our senior credit facilities, and changes in the fair value of our senior subordinated notes, LBI Media Holdings’ senior discount notes and LBI Holdings I’s subordinated notes. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have any significant impact on the realized value of our investments.

In July 2006, we entered into a five-year interest rate swap agreement relating to our floating rate borrowings commencing in November 2006 ($80 million for the first three years and $60 million for the subsequent two years). Because this interest rate swap does not meet the requirements for hedge accounting, changes in its fair value are recorded periodically to earnings which, for the year ended December 31, 2006, increased interest expense by $1.8 million. We are not exposed to the impact of foreign currency or commodity price fluctuations.

We are exposed to changes in interest rates on the portion of our variable rate senior credit facilities that is not hedged with the interest rate swap. A hypothetical 10% increase in the interest rates applicable to the year ended

December 31, 2006 would have increased interest expense by approximately $0.8 million. Conversely, a hypothetical 10% decrease in the interest rates applicable to the year ended December 31, 2006 would have decreased interest expense by approximately $0.8 million. At December 31, 2006, we believe that the carrying value of amounts payable under our senior credit facilities that are not hedged by our interest rate swap approximates the fair value based upon current yields for debt issues of similar quality and terms. In addition, changes in the fair value of our interest rate swap are recorded into current earnings as an increase or decrease in interest expense.

The fair value of our fixed rate long-term debt is sensitive to changes in interest rates. Based upon a hypothetical 10% increase in the interest rate, assuming all other conditions affecting market risk remain constant, the market value of our fixed rate debt would have decreased by approximately $6.5 million at December 31, 2006. Conversely, a hypothetical 10% decrease in the interest rate, assuming all other conditions affecting market risk remain constant, would have resulted in an increase in market value of approximately $6.9 million at December 31, 2006. Management does not foresee nor expect any significant change in our exposure to interest rate fluctuations or in how such exposure is managed in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and related financial information, as listed under Item 15, appear in a separate section of this annual report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in and/or disagreements with accountants on accounting and financial disclosure during the year ended December 31, 2006.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Executive Vice President and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on the foregoing, our President and Executive Vice President and Chief Financial Officer concluded that, as of the end of the annual period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls

Based on our evaluation carried out in accordance with SEC Rule 15d-15(b) under the supervision and with the participation of our management, including our President and Executive Vice President and Chief Financial Officer, concluded that there were no changes during the fourth fiscal quarter of 2006 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our current directors, executive officers and key non-executive employees:

Name	Position(s)	Age*
Directors and Executive Officers
Jose Liberman	Co-Founder, President and Director	81
Lenard Liberman	Co-Founder, Executive Vice President, Chief Financial Officer, Secretary and Director	45

Key Non-Executive Employees
Winter Horton	Corporate Vice President	41
Eduardo Leon	Vice President—Programming	42

*	All ages are as of December 31, 2006

Jose Liberman co-founded our company in 1987 together with his son, Lenard, and has served as our President and as a member on our board of directors since our formation. Mr. Liberman started his career in radio broadcasting in 1957 with the purchase of XERZ in Mexico and the establishment of a radio advertising representative firm in Mexico. In 1976, Mr. Liberman acquired KLVE-FM, the first Los Angeles FM station to utilize a Hispanic format. In 1979, he purchased KTNQ-AM and combined it with KLVE to create the first Hispanic AM/FM combination in Los Angeles. Mr. Liberman is the father of our Executive Vice President, Chief Financial Officer, Secretary and Director, Lenard Liberman.

Lenard Liberman has served as our Executive Vice President, Chief Financial Officer and Secretary and has been a member of our board of directors since our formation in 1987. Mr. Liberman has served as our Chief Financial Officer since January 2007 and previously served as our Chief Financial Officer from April 1999 to April 2000, April 2002 to April 2003 and April 2005 to May 2006. Mr. Liberman manages all day-to-day operations including acquisitions and financings. He received his juris doctorate degree and masters of business administration degree from Stanford University in 1987. Mr. Liberman is the son of our President and Director, Jose Liberman.

Winter Horton has served as our Corporate Vice President since 2001. Mr. Horton joined us in 1997 as Vice President of Programming for KRCA. In 2001, as Corporate Vice President, Mr. Horton launched our four radio stations and one television station in Houston. He was also responsible for the launch of our Dallas stations, including KMPX, KNOR, KTCY, KZMP-AM, KZZA and KBOC. He is currently responsible for all of our Texas radio and television operations. Mr. Horton also oversees our production facilities in Burbank, Houston and Dallas.

Eduardo Leon has served as our Vice President of Programming since 1998. He is responsible for all programming aspects of our radio stations. Prior to joining us, Mr. Leon was the program director from 1996 to 1998 at radio station WLEY-FM in Chicago, which is owned by Spanish Broadcasting Systems, Inc. In 1992, he founded Radio Ideas, a Spanish-language radio consulting company.

Board Composition

Our board of directors is currently composed of two directors, Jose and Lenard Liberman. Our directors are elected annually by the shareholders.

Board Committees

We do not currently have any board committees. Accordingly, we do not have an audit committee, a compensation committed or a nominating committee. As we do not have an audit committee, we do not have an audit committee financial expert.

Compliance with Section 16(a) of the Exchange Act.

We do not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Code of Ethics

We are not required to have a code of ethics because we do not have a class of equity securities listed on a national securities exchange.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview of Compensation Philosophy and Program

Our two executive officers are Jose Liberman and Lenard Liberman, who are also our sole directors and the sole beneficial shareholders of our parent, LBI Holdings I, Inc. As a result, Messrs. Jose and Lenard Liberman establish their own compensation and the compensation of any of our other executive officers. During 2006, William Keenan served as our chief financial officer until he resigned in January 2007. We are currently searching for a new chief financial officer. Jose Liberman, Lenard Liberman and William Keenan were our named executive officers for the year ended December 31, 2006.

We attempt to design a total compensation package for our named executive officers that fairly compensates them in relation to peers within the Spanish language broadcast industry. We believe that the most effective executive compensation program for our named executive officers is one that is designed to motivate them to achieve our business objectives, while also assisting us in attracting, motivating and retaining executives critical to our long term success.

We use various elements of compensation to reward performance. Our named executive officers are provided with a basic level of compensation for assuming and performing their responsibilities. We also provide the ability to obtain cash bonus awards as an incentive to provide a timely award for attainment of certain corporate or individual performances in a particular period. We consider long term and equity incentives on a case by case basis. Under an employment agreement with Mr. Keenan, had LBI Holdings I, Inc. completed an offering of its class A common stock, we would have granted stock options to Mr. Keenan in order to provide a long-term incentive.

Role of Executive Officers in Compensation Decisions

Our board of directors has the responsibility for establishing, implementing and monitoring adherence with our compensation philosophy. Accordingly, the board of directors makes all compensation decisions. As stated above, Jose Liberman and Lenard Liberman are our only directors. Because Jose Liberman and Lenard Liberman are also named executive officers, each of them participated in the decisions concerning their own compensation for the year ended December 31, 2006.

Setting Executive Compensation

We do not formally benchmark our compensation against any peer group. However, we informally consider competitive market practices with respect to the salaries and total compensation of our named executive officers. We review the market practices by reviewing annual reports on Form 10-K or similar information of other companies in the Hispanic radio and television industry that are located in our general geographic market areas. However, while we review such market information, it is only one factor we consider in establishing compensation, and we have not made use of any formula incorporating such data.

In determining whether to increase or decrease compensation to our named executive officers, we generally take into account any changes, of which we are aware, in the market pay levels, the performance of the named executive officer, any increases or decreases in responsibilities and roles of the named executive officer, and the business needs for the named executive officer.

Neither we nor the board of directors has hired a compensation consultant, and neither we nor the board of directors has made a decision to do so.

Elements of our Compensation Program

For the year ended December 31, 2006, our total compensation package for our named executive officers consisted of the following components:

•	base salary;

•	bonus;

•	for Mr. Keenan, stock options to be granted only if and when a public offering of LBI Holdings I’s Class A common stock is consummated;

•	perquisites and other personal benefits; and

•	retirement benefits.

Each element of compensation is considered separately and we do not generally take into account amounts realized from prior compensation in establishing other elements of compensation. Our goal is to provide a total compensation package that we believe our named executive officers and our shareholders will view as fair and equitable. This determination of compensation for each named executive officer is not a mechanical process, and our board of directors has used its judgment and experience to determine the appropriate mix of compensation for each individual.

For Jose Liberman and Lenard Liberman, the compensation package focuses on annual compensation because the Libermans hold all of the common stock of our indirect parent, thus providing them with powerful long term performance incentives. For other executive officers, we have considered long-term incentive compensation as part of a total compensation package. The form and amount of such compensation, if any, would be determined on a case-by-case basis.

Base Salary — We provide named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Subject to any employment agreement, base salary for named executive officers are reviewed on an annual basis and at the time of a change in responsibilities. Increases in salary, if any, are based on a subjective evaluation of such factors as the level responsibility, individual performance for the prior year, relevant market data, and each named executive officers’ experience and expertise.

We do not have employment agreements with Jose Liberman or Lenard Liberman, our President and Executive Vice President and Secretary at December 31, 2006, respectively. Base salary for both Jose Liberman and Lenard Liberman was $500,000 for the year ended December 31, 2006.

As of December 31, 2006, William S. Keenan, our Chief Financial Officer, was the only named executive officer working pursuant to an employment agreement. The employment agreement was entered into as of April 18, 2006 and provided for a base salary of $250,000 per year. The board of directors had not increased Mr. Keenan’s salary before his resignation in January 2007, because Mr. Keenan had not yet worked with us for one year.

Bonus — Bonus compensation to our named executive officers has been entirely discretionary. Jose Liberman and Lenard Liberman did not receive a bonus for the year ended December 31, 2006. Historically, Jose and Lenard Liberman have not received bonuses.

Our employment agreement with Mr. Keenan provided for the possible payment of cash bonuses of up to $60,000 in a twelve month period if Mr. Keenan remained with us through May 3, 2007 and the performance of all material obligations under the employment agreement had been satisfied. As described below under “Employment,

Change in Control and Termination Arrangements”, Mr. Keenan resigned prior to May 3, 2007 and therefore we paid him no bonus.

Long-Term Incentive Compensation — As of December 31, 2006, we had not granted any options in our common stock or the common stock of our indirect parent, LBI Holdings I. Pursuant to the employment agreement with Mr. Keenan, Mr. Keenan would have received a stock option grant to purchase shares of LBI Holdings I’s class A common stock had an initial public offering for LBI Holdings I’s class A common stock been consummated. Mr. Keenan resigned on January 26, 2007, terminating the right to receive this stock option grant.

Perquisites and Other Benefits — We provide named executive officers with perquisites and other personal benefits that we believe are reasonable. We do not view perquisites as a significant element of our comprehensive compensation structure, but we do believe they can be useful in attracting, motivating and retaining executive talent.

The named executive officers are provided with personal travel, use of company automobiles, and financial planning and tax assistance. In addition, we provide the same or comparable health and welfare benefits to our named executive officers as are available for all other full-time employees. We believe that the perquisites and other personal benefits that we offer are typical employee benefits for high-level executives working in our industry and in our geographic area. We believe that these benefits enhance employee morale and performance, and are not excessively costly to the company. We provide these benefits in our discretion. Our perquisite and personal benefit programs may change over time as the board of directors determines is appropriate.

Attributed costs of the personal benefits described above for the named executive officers for the fiscal year ended December 31, 2006, are included in the column “All Other Compensation” of the “Summary Compensation Table” below.

Retirement Benefits — Our named executive officers are permitted to contribute to a 401(k) plan up to the maximum amount allowed under the Internal Revenue Code. We do not provide a matching contributions The 401(k) plan is available to all full-time employees. Our named executive officers do not participate in any deferred benefit retirement plans such as a pension plan. We do not have any deferred compensation program for any named executive officer.

Employment, Change in Control and Termination Arrangements

Employment Agreements — We do not have employment agreements with Jose Liberman or Lenard Liberman, our President and Executive Vice President and Secretary, respectively.

Mr. Keenan entered into an employment agreement with us on April 18, 2006, pursuant to which he received an annual base salary of $250,000 and the ability to receive annual bonuses of up to $60,000. See “Elements of Our Compensation Program — Bonus” and “Employment, Change in Control and Termination Arrangements — Potential Payment Upon Termination”. The employment agreement terminated upon Mr. Keenan’s resignation in January 2007.

Change in Control — None of our named executive officers are entitled to any payment or accelerated benefit in connection with a change in control of the Company.

Potential Payment Upon Termination — Other than the employment agreement we had with Mr. Keenan, we are not obligated to make any severance or other payment upon termination to our named executive officers.

Mr. Keenan’s employment agreement would have required us to pay an amount equal to six months’ salary, in addition to amounts due as salary and bonuses earned at the time of such termination, if we had terminated Mr. Keenan’s employment without “Cause” during the term of his agreement. In connection with Mr. Keenan’s resignation in January 2007, we entered into a severance and mutual release agreement with him. Pursuant to the terms of that agreement, we agreed to pay Mr. Keenan, in addition to base salary through the resignation date, a lump-sum payment of $62,499, subject to statutory and authorized deductions, which represented three-months base salary under his employment agreement. We will also pay for continued medical insurance benefits on behalf of

Mr. Keenan and his dependents through April 30, 2007 and will offer continued medical insurance benefits at his cost for up to eighteen months thereafter.

Internal Revenue Code Section 162(m)

We do not have any common equity securities required to be registered under the Securities Exchange Act of 1934. Therefore, the limitation on tax deductibility of executive compensation under Section 162(m) of the Internal Revenue Code does not apply to us.

Compensation Committee Report

As we do not have a compensation committee, our board of directors reviews and determines the compensation of our executive officers. The board of directors has reviewed and discussed with management the information under the Compensation Discussion and Analysis above. Based on such review and discussion, the board of directors has approved the inclusion of the Compensation Discussion and Analysis in this report.

The Board of Directors:
Jose Liberman
Lenard Liberman

Executive Compensation

The following table describes the compensation we paid to our named executive officers during the fiscal years ended December 31, 2006. We have not issued any equity-based awards to our named executive officers or directors:

Summary Executive Compensation Table for 2006

Name and Principal Position(s)	Year	Salary	Bonus	All Other Compensation	Total
Jose Liberman (1)	2006	$500,000	$—	$45,435	$545,435
President

Lenard Liberman (2)	2006	$500,000	$—	$82,777	$582,777
Executive Vice President, Chief
Financial Officer and Secretary

William S. Keenan (3)	2006	$164,904	$—	$—	$164,904
Chief Financial Officer

(1)	All other compensation includes payments by us for Mr. Liberman’s personal income taxes and tax preparation, personal expenses and leasing of personal vehicles.
(2)	All other compensation includes payments by us for Mr. Liberman’s personal income taxes and tax preparation and planning of $33,632, personal expenses of $27,187 and leasing of personal vehicles of $21,958. Mr. Liberman was Chief Financial Officer until May 2006 and has been our Chief Financial Officer since January 2007.
(3)	William S. Keenan joined us as Chief Financial Officer in May 2006 and resigned in January 2007. All other compensation does not include the lump sum payment of $62,400 (subject to statutory and authorized deductions) or the cost of continued medical benefits provided to Mr. Keenan and his dependents as these amounts were determined upon Mr. Keenan’s resignation in January 2007.

Potential Payments Upon Termination of Change of Control

As described above under “Compensation Discussion and Analysis—Employment, Change in Control and Termination Arrangements”, Mr. Keenan’s employment agreement would have required us to pay an amount equal to six months’ salary, in addition to amounts due as salary and bonuses earned, if we had terminated Mr. Keenan’s employment without “Cause” during the term of his agreement. Had such a termination occurred, the amount of the continued salary would have been $125,000. In connection with Mr. Keenan’s resignation in January 2007, we entered into a severance and mutual release agreement with him. Pursuant to the terms of that agreement, we agreed to pay Mr. Keenan, in addition to base salary through the resignation date, a lump-sum payment of $62,499, subject to statutory and authorized deductions, which represented three-months base salary under his employment agreement. We will also pay for continued medical insurance benefits on behalf of Mr. Keenan and his dependents through April 30, 2007 and will offer continued medical insurance benefits at his cost for up to eighteen months thereafter.

Director Compensation

Our directors do not currently receive any cash compensation for services on our board of directors.

Compensation Committee Interlocks and Insider Participation

We do not have a compensation committee. Our board of directors is responsible for determining the compensation of our executive officers. Jose Liberman and Lenard Liberman, our President and Executive Vice President, Chief Financial Officer and Secretary, respectively, were our only two directors for 2006 and determined the compensation of all executive officers for 2006. Otherwise, no executive officer of our company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

We are a wholly owned subsidiary of our parent, LBI Media Holdings, Inc., which is a wholly owned subsidiary of LBI Holdings I, Inc. Jose Liberman, trustee of the Liberman Trust dated 11/07/02, and Lenard Liberman together own all of the outstanding stock of LBI Holdings I, Inc. (67.6495 shares and 132.3505 shares, respectively). Jose and Lenard Liberman each are executive officers and work at our offices at 1845 West Empire Avenue, Burbank, California 91504.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are not required to have, and do not have, an audit committee. Accordingly, our board of directors reviews and approves all related person transactions. Our board of directors has not adopted written procedures for review of, or standards for approval of, these transactions, but instead review such transactions on a case-by-case basis.

Stockholder Loans

As of December 31, 2006, we had outstanding loans, including accrued interest, aggregating $249,622 and $2,471,141 to Jose and Lenard Liberman, respectively. The loans were for the personal use of Jose and Lenard Liberman. For Jose Liberman, we made loans of $146,590 and $75,000 on December 20, 2001 and July 29, 2002, respectively. During the year ended December 31, 2006, the largest aggregate amount of principal outstanding of these loans was $221,590. Mr. Liberman did not pay any principal or interest to the Company for the year ended December 31, 2006.

For Lenard Liberman, we made loans of $243,095, $32,000 and $1,916,563 on December 20, 2001, June 14, 2002 and July 9, 2002, respectively. During the year ended December 31, 2006, the largest aggregate amount of principal outstanding of these loans was $2,191,658. Mr. Liberman did not pay any principal or interest to the Company for the year ended December 31, 2006.

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

On April 27, 2005, we acquired our national sales representative, Spanish Media Rep Team, or SMRT, for an aggregate purchase price of approximately $5.1 million. SMRT merged with and into Liberman Broadcasting, Inc. (predecessor in interest to Liberman Broadcasting of California LLC), a California corporation and our wholly owned subsidiary. Liberman Broadcasting of California paid approximately $3.3 million in cash and issued notes totaling $1.8 million to the stockholders of SMRT. The notes bore interest at the rate of 3.35% and were due and repaid on April 28, 2006. The shareholders of SMRT were the same beneficial stockholders of our indirect parent, LBI Holdings I, Inc.

L.D.L. Enterprises, Inc.

Lenard Liberman is the sole shareholder of L.D.L. Enterprises, Inc., a mail order business. From time to time, we allow L.D.L. Enterprises to use, free of charge, unsold advertising time on our radio and television stations.

Director Independence

Our board of directors consists solely of two members, Jose Liberman and Lenard Liberman. Messrs. Liberman indirectly own all of the shares our company. As a result, our directors are not deemed to be independent directors under the applicable Securities and Exchange Commission regulations. Because our common stock is not listed on a national securities exchange, we are not required to maintain a board consisting of a majority of independent directors or to maintain an audit committee, nominating committee or compensation committee consisting solely of independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees related to services performed by Ernst & Young LLP in 2006 and 2005 are as follows:

	Year Ended December 31,
	2006	2005
Audit fees	$174,200	$109,700
Audit-related fees	—	—
Tax fees	38,300	30,000
All other fees	—	—

Total	$212,500	$139,700

We do not have an audit committee. Our board of directors approves all services performed by Ernst & Young LLP. Fees for audit services include fees associated with the annual audit, the reviews of our quarterly reports on Form 10-Q, the issuance of comfort letters, the issuance of consents, and assistance with and review of documents filed with the SEC. Tax fees include tax compliance, tax advice and tax planning services.

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

3.	Exhibits

The exhibits filed as part of this annual report are listed in Item 15(b).

(b)	Exhibits.

The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of LBI Media, Inc., including amendments thereto (1)

3.2	Bylaws of LBI Media, Inc. (1)

3.3	Limited Liability Company Articles of Organization - Conversion of Liberman Television LLC*

3.4	Operating Agreement of Liberman Television LLC*

3.5	Limited Liability Company Articles of Organization - Conversion of KRCA Television LLC*

3.6	Operating Agreement of KRCA Television LLC*

3.7	Limited Liability Company Articles of Organization - Conversion of KRCA License LLC*

3.8	Operating Agreement of KRCA License LLC*

3.9	Limited Liability Company Articles of Organization - Conversion of Liberman Broadcasting of California LLC*

3.10	Operating Agreement of Liberman Broadcasting of California LLC*

3.11	Limited Liability Company Articles of Organization - Conversion of LBI Radio License LLC*

3.12	Operating Agreement of LBI Radio License LLC*

3.13	Limited Liability Company Articles of Organization - Conversion of Empire Burbank Studios LLC*

3.14	Operating Agreement of Empire Burbank Studios LLC*

Exhibit Number	Exhibit Description
3.15	Certificate of Formation of Liberman Television of Houston LLC*

3.16	Limited Liability Company Agreement of Liberman Television of Houston LLC*

3.17	Certificate of Formation of KZJL License LLC*

3.18	Limited Liability Company Agreement of KZJL License LLC*

3.19	Certificate of Formation of Liberman Broadcasting of Houston LLC*

3.20	Limited Liability Company Agreement of Liberman Broadcasting of Houston LLC*

3.21	Certificate of Formation of Liberman Broadcasting of Houston License LLC*

3.22	Limited Liability Company Agreement of Liberman Broadcasting of Houston License LLC*

3.23	Certificate of Formation of Liberman Television of Dallas LLC*

3.24	Limited Liability Company Agreement of Liberman Television of Dallas LLC*

3.25	Certificate of Formation of Liberman Television of Dallas License LLC*

3.26	Limited Liability Company Agreement of Liberman Television of Dallas License LLC*

3.27	Certificate of Formation of Liberman Broadcasting of Dallas LLC*

3.28	Limited Liability Company Agreement of Liberman Broadcasting of Dallas LLC*

3.29	Certificate of Formation of Liberman Broadcasting of Dallas License LLC*

3.30	Limited Liability Company Agreement of Liberman Broadcasting of Dallas License LLC*

4.1	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee (1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Supplemental Indenture, dated July 25, 2003, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee*

4.4	Second Supplemental Indenture, dated March 29, 2004, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee*

4.5	Third Supplemental Indenture, dated March 23, 2007, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee*

10.1	Indenture governing LBI Media Holdings’ 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2)

10.2	Securities Purchase Agreement dated March 20, 2001, by and between LBI Holdings I, Inc. and the purchasers named therein, as amended (1)

10.3	First Amendment to Securities Purchase Agreement, Warrant Agreement, and Subordination and Intercreditor Agreements dated as of July 9, 2002, by and among LBI Holdings I, Inc., the purchasers listed on the signature page thereof, Fleet National Bank, and Oaktree Capital Management, LLC (1)

10.4	Second Amendment to Securities Purchase Agreement, Warrant Agreement, and Subordination and Intercreditor Agreements dated as of October 10, 2003, by and among LBI Holdings I, Inc., the purchasers listed on the signature page thereof, and Fleet National Bank (2)

10.5	Third Amendment to Securities Purchase Agreement and Subordination and Intercreditor Agreement dated as of May 8, 2006, by and among LBI Holdings I, Inc., the purchasers listed on the signature page thereof, and for limited purposes specified therein, Credit Suisse, Cayman Islands Branch, individually and as administrative agent for the lenders*

10.6	Warrant Agreement dated March 20, 2001, by and between LBI Holdings I, Inc. and the purchasers named therein, as amended (1)

10.7	Subordination and Intercreditor Agreement dated March 20, 2001, by and between LBI Holdings I, Inc., the subordinated creditors listed therein and Fleet National Bank, as administrative agent, as amended (1)

Exhibit Number	Exhibit Description
10.8	Amendment and Confirmation of Subordination Agreements dated as of July 9, 2002, by and between LBI Holdings I, Inc., the subordinated creditors listed therein and Fleet National Bank, as administrative agent*

10.9	Second Confirmation of Subordination Agreements dated as of July 11, 2004, by and between LBI Holdings I, Inc., the subordinated creditors listed therein and Fleet National Bank, as administrative agent*

10.10	Third Confirmation of Subordination Agreements, dated as of May 8, 2006, by and between LBI Holdings I, Inc., the subordinated creditors listed therein, and Credit Suisse, Cayman Islands Branch, as administrative agent*

10.11	Promissory Note dated December 20, 2001 issued by Lenard D. Liberman in favor of LBI Media, Inc. (1)

10.12	Promissory Note dated December 20, 2001 by Jose Liberman in favor of LBI Media, Inc. (1)

10.13	Promissory Note dated June 14, 2002 issued by Lenard D. Liberman in favor of LBI Media, Inc. (1)

10.14	Promissory Note dated July 9, 2002 issued by Lenard Liberman in favor of LBI Media, Inc. (1)

10.15	Promissory Note dated July 29, 2002 issued by Jose Liberman in favor of LBI Media, Inc. (1)

10.16	Merger Agreement, dated April 27, 2005, among Liberman Broadcasting, Inc., Spanish Media Rep Team, Inc. and the shareholders of Spanish Media Rep Team, Inc. (3)

10.17†	Employment Agreement, dated April 18, 2006, by and between LBI Media, Inc. and William S. Keenan (4)

10.18†	Severance and Mutual Release Agreement, dated as of February 8, 2007, by and between LBI Media Inc., and William S. Keenan*

10.19	Amended and Restated Credit Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (4)

10.20	Amended and Restated Term Loan Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (4)

10.21	Asset Purchase Agreement dated as of August 2, 2006, by and among Entravision Communications Corporation, Entravision Holdings, LLC, Entravision-Texas Limited Partnership, Liberman Broadcasting of Dallas, Inc., and Liberman Broadcasting of Dallas License Corp. (5)

10.22	Amendment to Asset Purchase Agreement dated as of November 2, 2006, by and among Entravision Communications Corporation, Entravision Holdings, LLC, Entravision-Texas Limited Partnership, Liberman Broadcasting of Dallas, Inc., and Liberman Broadcasting of Dallas License Corp. (5)

21.1	Subsidiaries of LBI Media, Inc.*

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).
(2)	Incorporated by reference to LBI Media Holdings’ Registration Statement on Form S-4, filed with the Securities and Exchange Commission October 30, 2003, as amended (File No. 333-110122).
(3)	Incorporated by reference to LBI Media’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2005. (File No. 333-100330)
(4)	Incorporated by reference to LBI Media’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2006. (File No. 333-100330)

(5)	Incorporated by reference to LBI Media’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2006. (File No. 333-100330)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burbank, State of California, on March 29, 2007.

LBI MEDIA, INC.

/s/ Lenard D. Liberman
Lenard D. Liberman
Executive Vice President, Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jose Liberman	President and Director	March 29, 2007
Jose Liberman

/s/ Lenard D. Liberman	Executive Vice President, Chief Financial	March 29, 2007
Lenard D. Liberman	Officer, Secretary and Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

LBI Media, Inc.

We have audited the accompanying consolidated balance sheets of LBI Media, Inc. (a wholly owned subsidiary of LBI Media Holdings, Inc.) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LBI Media, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

March 29, 2007

Los Angeles, California

LBI MEDIA, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$1,501	$1,797
Accounts receivable (less allowances for doubtful accounts of $1,954 and $1,393, respectively)	17,496	15,253
Current portion of program rights, net	578	853
Amounts due from related parties	25	246
Current portion of employee advances	106	358
Prepaid expenses and other current assets	1,382	1,266

Total current assets	21,088	19,773

Property and equipment, net	91,570	69,131
Broadcast licenses, net	357,870	278,536
Deferred financing costs, net	5,326	4,273
Notes receivable from related parties	2,721	2,653
Employee advances, excluding current portion	1,161	909
Program rights, excluding current portion	536	1,055
Other assets	439	416

Total assets	$480,711	$376,746

Liabilities and stockholder’s equity
Current liabilities:
Accounts payable	$5,631	$2,699
Other accrued expenses	4,917	2,046
Accrued interest	8,506	7,969
Deferred compensation currently payable	8,329	2,944
Current portion of long-term debt	1,057	125
Amounts due to related parties	—	1,800

Total current liabilities	28,440	17,583

Long-term debt, excluding current portion	356,270	268,427
Fair value of interest rate swap	1,784	—
Deferred compensation	—	6,064
Deferred income taxes	873	877
Other liabilities	940	588

Total liabilities	388,307	293,539

Commitments and contingencies

Stockholder’s equity:
Common stock, $0.01 par value:
Authorized shares—1,000
Issued and outstanding shares—100	—	—
Additional paid-in capital	55,665	55,665
Retained earnings	36,739	27,542

Total shareholder’s equity	92,404	83,207

Total liabilities and shareholder’s equity	$480,711	$376,746

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net revenues	$107,966	$97,502	$91,435

Operating expenses:
Program and technical, exclusive of deferred compensation of $707, $(441) and $664, respectively, depreciation and amortization, and impairment of broadcast license shown below	19,348	18,057	16,804
Promotional, exclusive of depreciation and amortization, and impairment of broadcast license shown below	2,914	2,420	2,006
Selling, general and administrative, exclusive of deferred compensation of $241, $(1,981) and $2,260, respectively, depreciation and amortization, impairment of broadcast license and offering costs shown below	36,590	30,939	28,272
Deferred compensation	948	(2,422)	2,924
Depreciation and amortization	7,079	7,164	5,125
Impairment of broadcast license	2,844	10,282	—
Offering costs	—	287	1,450

Total operating expenses	69,723	66,727	56,581

Operating income	38,243	30,775	34,854

Interest expense, net of amounts capitalized	(25,549)	(23,914)	(21,171)

Interest rate swap expense	(1,784)	—	—

Interest and other income	191	158	144

Income before income taxes	11,101	7,019	13,827

Provision for income taxes	(67)	(166)	(874)

Net income	$11,034	$6,853	$12,953

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholder’s Equity
			(dollars in thousands)
Balances at December 31, 2003	100	$—	$61,458	$7,739	$63	$69,260

Net income	—	—	—	12,953	—	12,953
Adjustment to unrealized loss due to sale of investment in marketable securities	—	—	—	—	(47)	(47)
Unrealized loss on investment in marketable securities	—	—	—	—	(16)	(16)

Comprehensive income	—	—	—	—	—	12,890

Distributions to Parent	—	—	—	—	—	—

Balances at December 31, 2004	100	—	61,458	20,692	—	82,150

Net income	—	—	—	6,853	—	6,853
Adjustment to unrealized gain due to sale of investment in marketable securities	—	—	—	—	(1)	(1)
Unrealized gain on investment in marketable securities	—	—	—	—	1	1

Comprehensive income	—	—	—	—	—	6,853
Distributions to stockholders of Parent	—	—	(5,793)	—	—	(5,793)

Distributions to Parent	—	—	—	(3)	—	(3)

Balances at December 31, 2005	100	—	55,665	27,542	—	83,207

Net income and comprehensive income	—	—	—	11,034	—	11,034
Distributions to stockholders of Parent	—	—	—	(332)	—	(332)

Distributions to Parent	—	—	—	(1,505)	—	(1,505)

Balances at December 31, 2006	100	$—	$55,665	$36,739	$—	$92,404

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Operating activities
Net income	$11,034	$6,853	$12,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,079	7,164	5,125
Impairment of broadcast license	2,844	10,282	—
Amortization of deferred financing costs	893	797	690
Provision for doubtful accounts	1,330	959	955
Deferred compensation expense	948	(2,422)	2,924
Deferred compensation payments	(1,627)	—	—
Interest rate swap expense	1,784	—	—
Offering costs	—	287	1,450
Gain on sale of investments and other, net	—	(10)	(50)
Changes in operating assets and liabilities:
Accounts receivable	(2,800)	(2,648)	(794)
Program rights	794	587	324
Amounts due from related parties	221	460	(371)
Prepaid expenses and other current assets	(20)	(49)	(127)
Employee advances	—	(353)	(98)
Accounts payable	(638)	1,220	(353)
Other accrued expenses	2,810	(234)	81
Accrued interest	537	105	433
Amounts due to related parties	—	—	(189)
Deferred state income taxes	(4)	110	530
Other assets and liabilities	241	150	35

Net cash provided by operating activities	25,426	23,258	23,518

Investing activities
Purchase of property and equipment	(16,582)	(9,427)	(10,925)
Acquisition of television and radio station property and equipment	(10,174)	—	(4,375)
Acquisition of broadcast licenses	(81,916)	(9)	(47,422)
Acquisition of other radio station assets, net	(945)	—	—
Proceeds from sales of investments and properties	—	54	282
Acquisition of Spanish Media Rep Team, Inc.	—	(4,076)	—

Net cash used in investing activities	(109,617)	(13,458)	(62,440)

Financing activities
Proceeds from issuance of long-term debt and bank borrowings	222,500	5,100	61,269
Payments of deferred financing costs	(1,943)	(274)	(2,996)
Payments on long-term debt	(133,725)	(18,568)	(20,279)
Payments of amounts due to related parties	(1,800)	—	—
Distributions to stockholders of Parent	(332)	—	—
Distributions to Parent	(805)	(3)	—

Net cash provided by (used in) financing activities	83,895	(13,745)	37,994

Net decrease in cash and cash equivalents	(296)	(3,945)	(928)

Cash and cash equivalents at beginning of year	1,797	5,742	6,670

Cash and cash equivalents at end of year	$1,501	$1,797	$5,742

Supplemental disclosure of cash flow information included in accounts payable:
Purchase of property and equipment	$(2,620)	$—	$—
Noncash acquisition of broadcast licenses	$(250)	$—	$—
Accrued distributions to Parent	$(700)	$—	$—
Cash paid for interest (net of amounts capitalized)	$24,050	$22,950	$19,975
Cash paid for income taxes	$40	$25	$50

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Supplemental non-cash investing activities

The following sets forth the changes in assets and liabilities resulting from the SMRT acquisition in 2005
Employee advances	—	$70	—
Property and equipment, net	—	3	—
Other assets	—	10	—
Amounts due to related parties	—	(1,800)	—
Distributions to stockholders	—	5,793	—

		$4,076

The accompanying notes are an integral part of these consolidated financial statements.

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1. Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

LBI Media, Inc. (LBI Media) was incorporated in California as LBI Holdings II and was a wholly owned subsidiary of LBI Intermediate Holdings, Inc., which was a wholly owned subsidiary of LBI Holdings I, Inc. (the “Parent”). LBI Intermediate Holdings, Inc. and LBI Holdings II were holding companies with substantially no assets, operations or cash flows other than their investment in their subsidiaries. Before the July 2002 issuance of senior subordinated notes (see Note 4), LBI Holdings II changed its name to LBI Media, Inc. and after the issuance of the senior subordinated notes, LBI Intermediate Holdings, Inc. merged into LBI Media, Inc.

Pursuant to an Assignment and Exchange Agreement dated September 29, 2003 between the Parent and LBI Media Holdings, Inc. (LBI Media Holdings), the Parent assigned to LBI Media Holdings all of its right, title and interest in 100 shares of common stock of LBI Media (constituting all of the outstanding shares of LBI Media) in exchange for 100 shares of common stock of LBI Media Holdings. Thus, upon consummation of the exchange, LBI Media became a wholly owned subsidiary of LBI Media Holdings. LBI Media is a holding company with substantially no assets, operations or cash flows other than its investment in its subsidiaries. As more fully described in Note 4, pursuant to Securities and Exchange Commission guidelines, the debt of LBI Media Holdings and the Parent is not reflected in the Company’s consolidated financial statements.

LBI Media and its wholly owned subsidiaries (collectively referred to as the “Company”) own and operate radio and television stations located in California and Texas. In addition, the Company owns television production facilities that are used to produce programming for Company-owned television stations. Portions of this facility are also occasionally rented to independent third parties. The Company sells commercial airtime on its radio and television stations to local and national advertisers. In addition, the Company has entered into time brokerage agreements with third parties for four of its radio stations.

The Company’s KHJ-AM, KVNR-AM, KWIZ-FM, KBUE-FM, KBUA-FM and KEBN-FM radio stations service the Los Angeles, California market, its KQUE-AM, KJOJ-AM, KSEV-AM, KEYH-AM, KJOJ-FM, KTJM-FM, KQQK-FM, KIOX-FM and KXGJ-FM radio stations service the Houston, Texas market, and its KNOR-FM, KZMP-AM, KTCY-FM, KZZA-FM, KZMP-FM and KBOC-FM radio stations service the Dallas-Fort Worth, Texas market.

The Company’s television stations, KRCA, KZJL, KMPX and KSDX service the Los Angeles, California, Houston, Texas, Dallas-Fort Worth, Texas and San Diego, California markets, respectively.

The Company’s television studio facility in Burbank, California, Houston, Texas, and Dallas, Texas, are owned and operated by its wholly owned subsidiaries, Empire Burbank Studios, Inc. (Empire), Liberman Television of Houston, Inc. and Liberman Television of Dallas, Inc., respectively.

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

Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments included in current assets and current liabilities (such as cash and equivalents, accounts receivable, accounts payable and accrued expenses, and other similar items)

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approximate fair value due to the short-term nature of such instruments. The estimated fair value of the Company’s Senior Subordinated Notes (see Note 4), based on quoted market prices, was approximately $159.0 million (carrying value of $150.0 million) at both December 31, 2006 and 2005. The Company’s other long-term debt has variable interest rates or rates that the Company believes approximate current market rates and, accordingly, the carrying value is a reasonable estimate of its fair value.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation, maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over estimated useful lives as follows:

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

During 2005, the Company revised the useful life of one of its broadcast towers that was scheduled for replacement. The Company determined that the asset was impaired and recorded an impairment write-down of approximately $865,000 in 2005. Such write-down is included in depreciation and amortization expense in the consolidated statements of operations. Excluding the 2005 impairment charge, depreciation expense approximated $6,940,000, $6,300,000 and $5,125,000 during the years ended December 31, 2006 and 2005 and 2004, respectively.

Interest cost is capitalized on individually significant projects during construction and approximated $515,000 in 2006. No interest cost was capitalized in 2005 and 2004.

Broadcast Licenses

The Company’s broadcast licenses are intangible assets with indefinite lives and are reviewed for impairment during the third quarter of each fiscal year, with additional evaluations performed if potential impairment indicators are noted. The Company believes its broadcast licenses have indefinite useful lives given that

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

they are expected to indefinitely contribute to the future cash flows of the Company and that they may be continually renewed without substantial cost to the Company. In certain prior years, the licenses were considered to have finite lives and were subject to amortization. Accumulated amortization of broadcast licenses totaled approximately $17.7 million at both December 31, 2006 and 2005.

If indicators of impairment are identified and the undiscounted cash flows estimated to be generated from these assets are less than the carrying value, an adjustment to reduce the carrying value to the fair market value of the assets would be recorded. The Company completed its annual impairment review of its broadcast licenses in the third quarters of 2006 and 2005 and conducted additional reviews of the fair value of some of its broadcast licenses in the fourth quarter of 2005 and the second quarter of 2006. The fair value of the Company’s broadcast licenses is determined by assuming that entry into the particular market took place as of the valuation date and considering the signal coverage of the related station as well as the projected advertising revenues for the particular market(s) in which each station operates. The Company adjusted the projected total advertising revenues in those markets, which was partially due to greater competition for revenues from non-traditional media, and determined the fair value of each broadcast license primarily from projected total advertising revenues for a given market without taking into consideration the Company’s format or management capabilities. As a result, the downward adjustment in projected revenues resulted in a decrease in the fair value of certain of the Company’s broadcast licenses. The following table sets forth the noncash impairment write-downs recorded by the Company for the years 2006 and 2005:

Three months ended	Amount
(in millions)
September 30, 2005	$5.2
December 31, 2005	5.1
March 31, 2006	—
June 30, 2006	1.6
September 30, 2006	1.2

Barter Transactions

Included in the consolidated statements of operations are nonmonetary transactions arising from the trading of advertising time for merchandise and services. Barter revenues and expenses are recorded at the fair market value of the goods or services received when the commercial is broadcast. The Company recognizes barter revenues when the commercial is broadcast. Barter expenses are recorded at the same time as barter revenue, which approximates the date the expenses were incurred. Barter revenue and expense, net, totaled $1.1 million, $1.0 million, and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Deferred Financing Costs

Financing costs are amortized using the straight-line method over the terms of the related credit facilities. Amortization of such costs is included in interest expense in the consolidated statements of operations.

Revenue Recognition

Broadcasting revenues from local and national commercial advertising are recognized when the advertisements are broadcast. Revenues from renting airtime are recognized when such time is made available to the customer.

Income Taxes

The Company is a “qualified S subsidiary” for federal and California income tax purposes. As such, the Company is deemed to be part of its Parent, an “S Corporation,” for tax purposes, and the taxable income of the Company is required to be reported by the stockholders of the Parent on their respective federal and state income tax returns. California assesses a 1.5% tax on all “S Corporations” subject to certain minimum taxes. Texas does not recognize Subchapter S status and accordingly assesses a tax on individual legal entities in an amount equal to the greater of either (i) 4.5% of earned surplus or (ii) 0.25% of taxable capital. At December 31, 2006 and 2005, the Company has a net deferred tax asset for which a full valuation allowance has been provided. The net deferred tax asset relates to the state tax impact of various temporary differences primarily related to depreciation, amortization

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and deferred compensation. The deferred tax liability at December 31, 2006 and 2005 is primarily the result of book and tax basis differences related to the Company’s indefinite-lived intangible assets.

If the Parent were no longer a qualified S corporation, its subsidiaries would also no longer qualify as S corporations. If a change in tax status had occurred as of December 31, 2006, the Company would have recorded a one-time non-cash charge of approximately $44.5 million to adjust its deferred tax accounts.

The Company may be audited by the Internal Revenue service and various state tax authorities. Disputes may arise with these tax authorities involving issues of the timing and amount of deductions and allocations of income and expenses among various tax jurisdictions because of differing interpretations of tax laws and regulations. The Company periodically evaluates its exposures associated with tax filing positions and, while it believes its positions comply with applicable laws, may record liabilities based upon estimates of the ultimate outcome of these matters.

The Company’s book basis in its assets and liabilities exceeded its tax basis in such assets and liabilities by approximately $37.8 million and $28.5 million at December 31, 2006 and 2005, respectively.

Advertising Costs

Advertising costs are expensed as incurred. The consolidated statements of operations include advertising costs (included in promotional expenses) of approximately $0.5 million, $0.3 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Comprehensive Income

For the years ended December 31, 2006, 2005 and 2004, comprehensive income amounted to $11.0 million, $6.9 million and $12.9 million, respectively. Accumulated other comprehensive income in the consolidated statements of shareholder’s equity is comprised of changes in unrealized gains/losses on investments in marketable securities.

Derivative Instruments

Since November 2006, the Company has utilized a derivative instrument to hedge its exposure to interest rate risks. The Company records derivative instruments on the balance sheet as either assets or liabilities that are measured at their fair value under the provisions of Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS 133 requires that changes in the fair value of derivative instruments be recognized currently in earnings unless specific hedge accounting criteria are met, in which case, changes in fair value are deferred to accumulated other comprehensive income and reclassified into earnings when the underlying transaction affects earnings. The interest rate swap effective at December 31, 2006 did not meet the requirements for hedge accounting treatment at its inception and, accordingly, changes in its fair value are included in current period earnings as interest rate swap income or expense in the consolidated statement of operations.

Offering Costs

In February 2004, Liberman Broadcasting, Inc., a Delaware corporation, filed a registration statement on Form S-1 (File No. 333-112773) with the Securities and Exchange Commission for the proposed initial public offering of its Class A Common Stock (the “Offering”) (See Note 10).

Because the Company advanced the funds used by Liberman Broadcasting, Inc., a Delaware corporation (“Liberman Broadcasting”) to pay the offering costs and a portion of the Offering proceeds were to be used to repay borrowings under the Company’s senior credit

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

facilities, the offering costs have been charged to the Company. Such costs, which aggregated $0.3 million and $1.5 million during the years ended 2005 and 2004, respectively, are included in Offering costs in the consolidated statements of operations as the Offering had been postponed due to market conditions.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 157- Fair Value Measurements (“SFAS 157”). Issued in September 2006, SFAS 157 is effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and therefore does not require new fair value measurements. The application of SFAS 157, however, may change the Company’s fair value methodology. The Company is currently evaluating what impact, if any, the adoption of SFAS 157 will have on the Company’s financial position, results of operations and cash flows.

Statement of Financial Accounting Standards No. 159 - The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115 (“SFAS 159”). Issued in February 2007, SFAS 159 is effective for fiscal years beginning after November 15, 2007. SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The Company is currently evaluating what impact, if any, the adoption of SFAS 159 will have on the Company’s financial position, results of operations and cash flows.

FASB Interpretation No. 48 - Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)(“FIN 48”). Issued in July 2006, this interpretation clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation became effective beginning on January 1, 2007. The Company is currently evaluating what impact, if any, the adoption of FIN 48 will have on the Company’s financial position, results of operations and cash flows.

SEC Staff Accounting Bulletin No. 108 - Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). Issued in September 2006, SAB 108 became effective for fiscal years ending on or after November 15, 2006. SAB 108 describes the approach that should be used to quantify the materiality of a misstatement, requiring registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors, and provides guidance for correcting prior year errors. The adoption of SAB 108, during the year ended December 31, 2006, did not have a material impact on the Company’s financial position, results of operations or cash flows.

2. Acquisitions

On November 2, 2006, the Company completed its acquisition of the selected assets of five radio stations: KTCY-FM, licensed to Azle, TX, KZZA-FM, licensed to Muenster, TX, KZMP-FM, licensed to Pilot Point, TX, KZMP-AM, licensed to University Park, TX, and KBOC-FM, licensed to Bridgeport, TX, pursuant to an asset purchase agreement dated as of August 2, 2006, as amended. The aggregate purchase price was approximately $93.3, including acquisition costs of approximately $0.8. The Company intends to change the format and customer base of the acquired stations. The Company allocated the purchase price as follows:

(in thousands)
Broadcast licenses	$82,166
Property and equipment	10,174
Intangible assets and other, net	945

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total purchase price	$93,285

The intangible assets have useful lives of less than one year and are included in other current assets in the consolidated balance sheets. Amortization expense is computed on a straight-line basis and approximated $135,000 in 2006 and zero in 2005 and 2004.

As further described in Note 6, in April 2005, Liberman Broadcasting, Inc., a California corporation and a wholly-owned subsidiary of the Company (“LBI”) acquired its national sales representative, Spanish Media Rep Team, or SMRT, for an aggregate purchase price of approximately $5.1 million. SMRT merged with and into LBI. LBI paid approximately $3.3 million in cash and issued notes payable totaling $1.8 million to the stockholders of SMRT. The notes payable bore interest at the rate of 3.35% and were due and repaid proximate to closing. The stockholders of SMRT were the same beneficial stockholders of the Company’s parent, LBI Holdings I, Inc. The following sets forth the changes in assets and liabilities resulting from the SMRT acquisition in 2005:

(in thousands)
Employee advances	$70
Property and equipment, net	3
Other assets	10
Amounts due to related parties	(1,800)
Distributions to stockholders	5,793

$4,076

In January 2004, the Company completed its acquisition of selected assets of KMPX-TV, licensed to Decatur, Texas. The aggregate purchase price was approximately $37.6 million, including acquisition costs of approximately $0.6 million. The Company changed the format, customer base and employee base of the acquired station and allocated the purchase price as follows:

(in thousands)
Broadcast license	$33,352
Property and equipment	4,294

Total purchase price	$37,646

In July 2004, the Company completed its acquisition of selected assets of radio station KNOR-FM, licensed to Krum, Texas. The aggregate purchase price was approximately $16.1 million, including acquisition costs of approximately $0.6 million. The Company changed the format, customer base and employee base of the acquired station and the initial purchase price allocation is as follows:

(in thousands)
Broadcast license	$16,049
Property and equipment	81

Total purchase price	$16,130

3. Property and Equipment

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment consist of the following:

	December 31,
	2006	2005
	(in thousands)
Land	$15,677	$15,137
Buildings and building improvements	30,427	26,231
Antennae, towers and transmitting equipment	50,466	29,736
Studio and production equipment	18,886	16,265
Record and tape libraries	1,038	896
Computer equipment and software	2,807	2,355
Office furnishings and equipment	2,943	2,438
Automobiles	1,434	1,251
Leasehold improvements	38	33

Total	123,716	94,342
Less accumulated depreciation	(32,146)	(25,211)

Total property and equipment	$91,570	$69,131

4. Long-Term Debt

    Long-term debt consists of the following (excluding the debt of Media Holdings and the Parent—see discussion below):

	December 31,
	2006	2005
	(in thousands)
2006 Revolver due 2012	$96,000	$—
2006 Term Loan due 2012	109,000	—
2004 Revolver	—	116,100
Senior Subordinated Notes due 2012	150,000	150,000
2004 Empire Note	2,327	2,452

	357,327	268,552
Less current portion	(1,057)	(125)

	$356,270	$268,427

2006 Revolver and 2006 Term Loan

On May 8, 2006, the Company refinanced the 2004 Revolver (defined below) with a $110.0 million senior term loan credit facility (the “2006 Term Loan”) and a $150.0 million senior revolving credit facility (the “2006 Revolver”, and together with the 2006 Term Loan, the “2006 Senior Credit Facilities”). The 2006 Revolver includes a $5.0 million swing line subfacility and allows for letters of credit up to the lesser of $5.0 million and the available remaining revolving commitment amount. The Company has the option to request its lenders to increase the amount of the 2006 Senior Credit Facilities by an additional $50.0 million; however, the lenders are not obligated to do so. The increases under the 2006 Term Loan and the 2006 Revolver, taken together, cannot exceed $50.0 million in the aggregate. The 2006 Term Loan and 2006 Revolver mature on March 31, 2012.

The Company must pay 0.25% of the original principal amount of the 2006 Term Loan each quarter ($275,000 or $1.1 million annually) plus 0.25% of any additional principal amount incurred in the future under the 2006 Term Loan. There are no scheduled reductions of commitments under the 2006 Revolver.

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the 2006 Senior Credit Facilities bear interest based on either, at the option of the Company, the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin stipulated in the senior credit agreements. The base rate is the higher of (i) Credit Suisse’s prime rate and (ii) the Federal Funds Effective Rate (as published by the Federal Reserve Bank of New York) plus 0.50%. The applicable margin for loans under the 2006 Revolver, which is based on the Company’s total leverage ratio, will range from 0% to 1.00% per annum for base rate loans and from 1.00% to 2.00% per annum for LIBOR loans. The applicable margin for the 2006 Term Loan is 0.50% for base rate loans and 1.50% for LIBOR loans. The applicable margin for any future term loans will be agreed upon at the time those term loans are incurred. Interest on base rate loans is payable quarterly in arrears and interest on LIBOR loans is payable either monthly, bimonthly or quarterly depending on the interest period elected by the Company. All amounts that are not paid when due under either the 2006 Revolver or 2006 Term Loan will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full. Borrowings under the 2006 Revolver and 2006 Term Loan bore interest at weighted average rates of 6.61% and 6.87%, including the applicable margin, respectively, at December 31, 2006.

Borrowings under the 2006 Senior Credit Facilities are secured by substantially all of the tangible and intangible assets of the Company and its wholly owned subsidiaries, including a first priority pledge of all capital stock of each of the Company’s subsidiaries. The 2006 Senior Credit Facilities also contain customary representations, affirmative and negative covenants and defaults for a senior credit facility, including restrictions on the Company’s ability to pay dividends. At December 31, 2006, the Company was in compliance with all such covenants.

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

In connection with the issuance of the 2006 Senior Credit Facilities, the Company entered into an interest rate swap agreement with a notional principal amount of $80.0 million for three years and $60.0 million for the following two years. The Company will receive interest at a fixed rate of 5.56% and pay interest at the base rate for base rate loans or the LIBOR rate for LIBOR loans, in each case plus the applicable margin specified in the agreements governing the 2006 Senior Credit Facilities. As this swap agreement did not meet the requirements for hedge accounting at its inception, changes in its fair value are recorded into earnings each period, with an offsetting asset or liability reflecting the fair value of the interest rate swap, related to the difference between the fixed rate and the floating rate of interest on the swap, recorded in the consolidated balance sheets. Accordingly, during the year ended December 31, 2006, the Company recognized interest rate swap expense of $1.8 million in its consolidated statements of operations and, at December 31, 2006, the Company recorded a long-term liability of $1.8 million in its consolidated balance sheets.

2004 Revolver

In June 2004, the Company amended and restated its then existing senior revolving credit facility (as amended and restated, the “2004 Revolver”). The 2004 Revolver included an initial $175.0 million revolving loan and a $5.0 million swing line sub-facility. The borrowing capacity under the 2004 Revolver was subsequently increased to $220.0 million. There were no scheduled reductions of commitments under the 2004 Revolver.

Borrowings under the 2004 Revolver were secured by substantially all of the tangible and intangible assets of the Company, including a first priority pledge of all capital stock of each of the Company’s subsidiaries. The 2004 Revolver also contained customary representations, affirmative and negative covenants and defaults for a senior credit facility.

The Company paid quarterly commitment fees on the unused portion of the 2004 Revolver based on its utilization rate of the total borrowing capacity. Under certain circumstances, if the Company borrowed less than 50% of the revolving credit commitment, it had to pay a quarterly commitment fee of 0.500% times the unused portion. If the Company borrowed 50% or more of the total revolving credit commitment, it had to pay a quarterly commitment fee of 0.375% times the unused portion.

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Subordinated Notes

In July 2002, the Company issued $150.0 million of Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”). The Senior Subordinated Notes bear interest at the rate of 10 1/8% per annum, and interest payments are to be made on a semi-annual basis each January 15 and July 15. LBI Media is a holding company that has no independent assets or operations other than its investment in its subsidiaries. All of LBI Media’s subsidiaries are wholly owned and provide full and unconditional joint and several guarantees of the Senior Subordinated Notes.

The indenture governing the Senior Subordinated Notes contains certain restrictive covenants that, among other things, limit the Company’s ability to borrow under the 2006 Revolver, and previously, the 2004 Revolver, and pay dividends. The Company could borrow up to $150.0 million under the 2006 Revolver (subject to certain reductions under certain circumstances) without having to meet the restrictions contained in the indenture, but any amount over $150.0 million (subject to certain reductions under certain circumstances) without would be subject to the Company’s compliance with a specified leverage ratio (as defined in the indenture of the Senior Subordinated Notes). At December 31, 2006, the Company was in compliance with all such covenants.

2004 Empire Notes

In July 2004, Empire Burbank Studios, Inc., a wholly owned subsidiary of the Company, issued an installment note for approximately $2.6 million (the “2004 Empire Note”). The 2004 Empire Note bears interest at the rate of 5.52% per annum and is payable in monthly principal and interest payments of $21,411 through maturity in July 2019. The borrowings under the 2004 Empire Note are secured primarily by all of Empire’s real property.

As of December 31, 2006, the Company’s long-term debt had scheduled repayments for each of the next five years as follows:

(in thousands)
2007	$1,057
2008	1,240
2009	1,245
2010	1,255
2011	1,265
Thereafter	351,265

$357,327

The above table does not include interest payments and scheduled repayments relating to the debt of LBI Media Holdings or the Parent and does not include any deferred compensation amounts the Company may ultimately pay. Pursuant to SEC guidelines, such debt of LBI Media Holdings and the Parent is not reflected in the Company’s financial statements as (a) the Company will not assume the debt of LBI Media Holdings or the Parent, either presently or in a planned transaction in the future; (b) the proceeds from the offering of $150 million of Senior Subordinated Notes in 2002 were not used to retire all or a part of the debt of LBI Media Holdings or the Parent; and (c) the Company does not guarantee or pledge its assets as collateral for the debt of LBI Media Holdings or the Parent. LBI Media Holdings and the Parent are holding companies that have no assets, operations or cash flows other than the investments in their subsidiaries. Accordingly, funding from the Company will be required for LBI Media Holdings and the Parent to repay their debt. The Parent’s debt is expressly subordinated and the debt of LBI Media Holdings is structurally subordinated to the 2006 Senior Credit Facilities, and previously, the 2004 Revolver, and the Senior Subordinated Notes. The debt of LBI Media Holdings and the Parent is described below.

Senior Discount Notes

In October 2003, LBI Media Holdings issued $68.4 million aggregate principal amount at maturity of Senior Discount Notes that mature in 2013 (the “Senior Discount Notes”). The notes were sold at 58.456% of principal amount at maturity, resulting in gross proceeds of approximately $40.0 million and net proceeds of approximately $38.8 million after certain transaction costs. Under the terms of the notes, cash interest will not accrue or be payable on the notes prior to October 15, 2008 and instead the value of the notes will be increased each

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period until it equals $68.4 million on October 15, 2008; such accretion (approximately $5.7 million, $5.2 million and $4.6 million for the years ended December 31, 2006, 2005 and 2004, respectively) is recorded as additional interest expense by LBI Media Holdings. Thereafter, cash interest on the notes will accrue at a rate of 11% per year payable semi-annually on each April 15 and October 15; provided, however, that LBI Media Holdings may make a cash interest election on any interest payment date prior to October 15, 2008. If LBI Media Holdings makes a cash interest election, the principal amount of the notes at maturity will be reduced to the accreted value of the notes as of the date of the cash interest election, and cash interest will begin to accrue at a rate of 11% per year from the date LBI Media Holdings makes such election. The Senior Discount Notes may be redeemed by LBI Media Holdings at any time on or after October 15, 2008 at redemption prices specified in the indenture governing the Senior Discount Notes, plus accrued and unpaid interest. The indenture governing the Senior Discount Notes contains certain restrictive covenants that, among other things, limit LBI Media Holdings’ ability to incur additional indebtedness and pay dividends. As of December 31, 2006, LBI Media Holdings was in compliance with all such covenants. The Senior Discount Notes are structurally subordinated to the 2006 Senior Credit Facilities and the Senior Subordinated Notes.

Parent Subordinated Notes

In March 2001, the Parent entered into an agreement whereby, in exchange for $30.0 million, it issued junior subordinated notes (the “Parent Subordinated Notes”) and warrants to the holders of the Parent Subordinated Notes to initially acquire 14.02 shares (approximately 6.55%) of the Parent’s common stock at an initial exercise price of $0.01 per share. In connection with the refinancing of the 2004 Revolver and the issuance of LBI Media Holdings’ Senior Discount Notes in October 2003 described above, the Parent amended the terms of the Parent Subordinated Notes and the related warrants. The following information gives effect to such amendments. The Parent Subordinated Notes initially bear interest at 9% per year and will bear interest at 13% per year beginning September 21, 2009. The Parent Subordinated Notes will mature on the earliest of (i) January 31, 2014, (ii) their acceleration following the occurrence and continuance of a material event of default (as defined in the agreement), (iii) a merger, sale or similar transaction involving the Parent or substantially all of the subsidiaries of the Parent, (iv) a sale or other disposition of a majority of the Parent’s issued and outstanding capital stock or other rights giving a third party a right to elect a majority of the Parent’s board of directors and (v) the date on which the warrants issued in connection with the Parent Subordinated Notes are repurchased pursuant to the call options applicable to such warrants. Interest is not payable until maturity.

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

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based on the relative fair values at the date of issuance, the Parent allocated $13.6 million to the Parent Subordinated Notes and $16.4 million to the warrants. These fair values were determined by using the income and market valuation approaches. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. The Parent Subordinated Notes will be accreted through January 31, 2014, up to their $30.0 million redemption value; such accretion (approximately $1.0 million, $0.9 million, and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively) is recorded as additional interest expense by the Parent. In the financial statements of the Parent, the warrants are stated at fair value each reporting period ($25.5 million and $24.4 million at December 31, 2006 and 2005, respectively), with subsequent changes in fair value being recorded as interest expense.

5. Commitments and Contingencies

Leases

The Company leases the land, tower and/or studio space for certain stations under noncancelable operating leases that expire at various times through 2024, with some having renewal options, generally for one to five years. Rental expenses under these agreements totaled approximately $1.9 million, $1.6 million and $1.5 million during the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum lease payments by year and in the aggregate, under noncancelable operating leases, consist of the following at December 31, 2006:

(in thousands)
2007	$1,550
2008	1,525
2009	1,525
2010	1,350
2011	1,300
Thereafter	9,100

$16,350

Deferred Compensation

One of the Company’s subsidiaries and the Parent have entered into employment agreements with certain employees. Services required under the employment agreements are rendered to the Company, and payments of amounts earned under the agreements are made by the Company. Accordingly, the Company has reflected amounts due under these employment agreements in its financial statements. In addition to annual compensation and other benefits, these agreements provide the employees with the ability to participate in the increase of the “net value” (as defined) of the Parent over certain base amounts (“Incentive Compensation”). There are two components of Incentive Compensation: (i) a component that vests in varying amounts over time; and (ii) a component that vests upon the attainment of certain performance measures. The time vesting component is accounted for over the vesting

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

periods specified in the employment agreements. Performance based amounts are accounted for at the time it is considered probable that the performance measures will be attained. Any Incentive Compensation amounts due are required to be paid within thirty days after the date the “net value” of the Parent is determined. If the Parent is publicly traded, the Company may elect, at its option, to receive all or a portion of the deferred compensation awards in the form of common stock of the Parent.

The employment agreements contain provisions which allow for limited accelerated vesting in the event of a change in control of the Parent (as defined). Unless there is a change in control of the Parent (as defined), the “net value” (as defined) of the Parent was and will be determined as of December 31, 2005, December 31, 2006 or December 31, 2009 (depending upon the particular employment agreement).

As a part of the calculation of this Incentive Compensation, the Company used the income and market valuation approaches to determine the “net value” of the Parent. The income approach analyzes future cash flows and discounts them to arrive at a current estimated fair value. The market approach uses recent sales and offering prices of similar properties to determine estimated fair value. Each employee negotiated the base amounts at the time the employment agreement was entered into. The vested amounts are shown as deferred compensation in the consolidated balance sheets; the related expense (benefit) is shown as deferred compensation in the consolidated statements of operations; and related cash payments are shown as deferred compensation payments in the consolidated statement of cash flows.

Until the “net value” of the Parent has been determined by appraisal as of each valuation date, the Company evaluates and estimates the deferred compensation liability under these employment agreements. At December 31, 2006 and 2005, the Company has estimated that certain employees had vested in approximately $8.3 million and $9.0 million, respectively, of Incentive Compensation. During the fourth quarter of 2006, a payment of approximately $1.6 million was made to one employee, satisfying the Company’s obligations under the employment agreement with a December 31, 2005 “net value” determination date. The Company is scheduled to make payments under those employment agreements with December 31, 2006 “net value” determination dates during 2007, subject to “net value” appraisal results. Deferred compensation expense for the year ended December 31, 2006 was reduced by approximately $1.3 million because the amounts ultimately paid to the employee, whose net value was determined as of December 31, 2005, were less than the amount accrued at that date. Amounts charged (credited) to operating expenses related to these agreements, net of payments, were $0.9 million, $(2.4 million) and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Litigation

In June 2005, nine former employees of the Company’s wholly owned subsidiary, Liberman Broadcasting, Inc., a California corporation (LBI), filed suit in Los Angeles Superior Court, alleging claims on their own behalf and also on behalf of a purported class of former and current LBI employees. The complaint alleges, among other things, wage and hour violations relating to overtime pay, and wrongful termination and unfair competition under California Business and Professions Code. Plaintiffs seek, among other relief, unspecified general, treble and punitive damages, as well as profit disgorgement, restitution and their attorneys’ fees. LBI has filed its answer to the complaint, generally denying plaintiffs’ claims and allegations. The plaintiffs have begun conducting discovery and have filed a motion for class certification. The Company intends to oppose that motion for certification and vigorously defend itself in the lawsuit. Because of the preliminary nature of this matter, the Company is unable to assess the likelihood of an unfavorable outcome to the matter or the amount of any monetary damages that may ultimately be awarded.

The Company is subject to pending litigation arising in the normal course of its business. While it is not possible to predict the results of such litigation, management does not believe the ultimate outcome of these matters will have a materially adverse effect on the Company’s financial position or results of operations.

6. Related Party Transactions

In April 2005, the Company’s national sales representative, Spanish Media Rep Team, Inc. (“SMRT”) merged with and into Liberman Broadcasting, Inc., a California corporation, and a wholly owned subsidiary of the Company (“LBI”). LBI paid $3.3 million in cash and issued notes payable totaling $1.8 million to the stockholders

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the Parent in exchange for the common stock of SMRT (representing a total purchase price of $5.1 million). The notes payable bore interest at the rate of 3.35% and were due and repaid on April 28, 2006. As the merger constituted a transaction between entities under common control, it is required to be accounted for at historical cost. The prior periods were not restated to give effect to the consolidation of SMRT. SMRT had a net book deficit of approximately $0.7 million at the date of the merger. Such amount, plus the $5.1 million purchase price, was recorded as a distribution to the stockholders of the Parent in the accompanying financial statements.

The Company was charged approximately $0.5 million and $2.0 million from SMRT during the years ended December 31, 2005 and 2004. Such amounts, which the Company believes represented market rates, are included in selling expenses in the consolidated statements of operations.

The Company had approximately $2.7 million due from stockholders of the Parent and from affiliated companies at both December 31, 2006 and 2005. The Company loaned approximately $1.9 million to a stockholder of the Parent in July 2002. These loans bear interest at the applicable federal rate and mature through July 2009. Additionally, at the direction of the stockholders of the Parent, the Company made loans advances to certain religious and charitable organizations totaling approximately $0.3 million, including accrued interest, at December 31, 2005, which were included in amounts due from related parties in the consolidated balance sheets. The Company made additional loan advances in 2006 of approximately $0.1. The shareholders of the indirect parent of the Company determined that the Company would not collect on these loan advances. As a result, $0.4 million, was charged as a charitable contribution, and is included in 2006 selling, general and administrative expense in the consolidated statement of operations.

One of the Parent’s stockholders is the sole shareholder of L.D.L. Enterprises, Inc. (LDL), a mail order business. From time to time, the Company allows LDL to use, free of charge, unsold advertising time on its radio and television stations.

7. Defined Contribution Plan

In 1999, the Company established a 401(k) defined contribution plan (the Plan), which covers all eligible employees (as defined in the Plan). Participants are allowed to make nonforfeitable contributions of up to 60% of their annual salary, including commissions, up to the maximum IRS allowable amount. The Company is allowed to contribute a discretionary amount to the Plan. For the years ended December 31, 2006, 2005 and 2004, the Company made no discretionary contributions to the Plan.

8. Segment Data

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires companies to provide certain information about their operating segments. The Company has two reportable segments—radio operations and television operations. Management uses operating income before depreciation, impairment of broadcast license and offering costs as its measure of profitability for purposes of assessing performance and allocating resources.

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Net revenues:
Radio operations	$51,394	$49,882	$44,780
Television operations	56,572	47,620	46,655

Consolidated net revenues	$107,966	$97,502	$91,435

Operating expenses, excluding deferred compensation, depreciation and amortization, impairment of broadcast license and offering costs:
Radio operations	$24,495	$22,037	$21,595
Television operations	34,357	29,379	25,487

Consolidated operating expenses, excluding deferred compensation, depreciation and amortization, impairment of broadcast license and offering costs	$58,852	$51,416	$47,082

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Operating income before deferred compensation, depreciation and amortization, impairment of broadcast license and offering costs:
Radio operations	$26,899	$27,845	$23,186
Television operations	22,215	18,241	21,168

Consolidated operating income before deferred compensation, depreciation and amortization, impairment of broadcast license and offering costs	$49,114	$46,086	$44,354

Deferred compensation:
Radio	$948	$(2,422)	$2,924
Television	—	—	—

Consolidated deferred compensation expense	$948	$(2,422)	$2,924

Depreciation and amortization expense:
Radio operations	$2,862	$3,388	$2,123
Television operations	4,217	3,776	3,002

Consolidated depreciation and amortization expense	$7,079	$7,164	$5,125

Impairment of broadcast license:
Radio operations	$1,244	$1,847	$—
Television operations	1,600	8,435	—

Consolidated impairment of broadcast license	$2,844	$10,282	$—

Offering costs:
Radio operations	$—	$145	$711
Television operations	—	142	739

Consolidated offering costs	$—	$287	$1,450

Operating income:
Radio operations	$21,845	$24,887	$17,427
Television operations	16,398	5,888	17,427

Consolidated operating income	$38,243	$30,775	$34,854

Total assets:
Radio operations	$305,350	$201,183	$191,396
Television operations	164,980	165,848	170,628
Corporate	10,381	9,715	26,332

Consolidated total assets	$480,711	$376,746	$388,356

Reconciliation of operating income before deferred compensation, depreciation and amortization, impairment of broadcast license and offering costs to income before income taxes:
Operating income before deferred compensation, depreciation and amortization, impairment of broadcast license, deferred compensation and offering costs	$49,114	$46,086	$44,354
Deferred compensation expense	(948)	2,422	(2,924)
Depreciation and amortization	(7,079)	(7,164)	(5,125)
Impairment of broadcast license	(2,844)	(10,282)	—
Offering costs	—	(287)	(1,450)
Interest expense	(25,549)	(23,914)	(21,171)
Interest rate swap expense	(1,784)	—	—
Interest and other income	191	158	143

Income before income taxes	$11,101	$7,019	$13,827

LBI MEDIA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Valuation and Qualifying Accounts and Reserves

The following is a summary of the valuation and qualifying accounts and reserves for the years ended December 31, 2006, 2005 and 2004:

	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of year
	(in thousands)
2006:
Allowance for doubtful accounts	$1,393	$1,330	$373	$(1,142)	$1,954

2005:
Allowance for doubtful accounts	1,313	959	—	(879)	1,393

2004:
Allowance for doubtful accounts	965	955	—	(607)	1,313

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of LBI Media, Inc., including amendments thereto (1)

3.2	Bylaws of LBI Media, Inc. (1)

3.3	Limited Liability Company Articles of Organization - Conversion of Liberman Television LLC*

3.4	Operating Agreement of Liberman Television LLC*

3.5	Limited Liability Company Articles of Organization - Conversion of KRCA Television LLC*

3.6	Operating Agreement of KRCA Television LLC*

3.7	Limited Liability Company Articles of Organization - Conversion of KRCA License LLC*

3.8	Operating Agreement of KRCA License LLC*

3.9	Limited Liability Company Articles of Organization - Conversion of Liberman Broadcasting of California LLC*

3.10	Operating Agreement of Liberman Broadcasting of California LLC*

3.11	Limited Liability Company Articles of Organization - Conversion of LBI Radio License LLC*

3.12	Operating Agreement of LBI Radio License LLC*

3.13	Limited Liability Company Articles of Organization - Conversion of Empire Burbank Studios LLC*

3.14	Operating Agreement of Empire Burbank Studios LLC*

3.15	Certificate of Formation of Liberman Television of Houston LLC*

3.16	Limited Liability Company Agreement of Liberman Television of Houston LLC*

3.17	Certificate of Formation of KZJL License LLC*

3.18	Limited Liability Company Agreement of KZJL License LLC*

3.19	Certificate of Formation of Liberman Broadcasting of Houston LLC*

3.20	Limited Liability Company Agreement of Liberman Broadcasting of Houston LLC*

3.21	Certificate of Formation of Liberman Broadcasting of Houston License LLC*

3.22	Limited Liability Company Agreement of Liberman Broadcasting of Houston License LLC*

3.23	Certificate of Formation of Liberman Television of Dallas LLC*

3.24	Limited Liability Company Agreement of Liberman Television of Dallas LLC*

3.25	Certificate of Formation of Liberman Television of Dallas License LLC*

3.26	Limited Liability Company Agreement of Liberman Television of Dallas License LLC*

3.27	Certificate of Formation of Liberman Broadcasting of Dallas LLC*

3.28	Limited Liability Company Agreement of Liberman Broadcasting of Dallas LLC*

3.29	Certificate of Formation of Liberman Broadcasting of Dallas License LLC*

3.30	Limited Liability Company Agreement of Liberman Broadcasting of Dallas License LLC*

4.1	Indenture dated as of July 9, 2002, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee (1)

4.2	Form of Exchange Note (included as Exhibit A-1 to Exhibit 4.1)

4.3	Supplemental Indenture, dated July 25, 2003, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee*

4.4	Second Supplemental Indenture, dated March 29, 2004, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee*

4.5	Third Supplemental Indenture, dated March 23, 2007, among LBI Media, Inc., the Subsidiary Guarantors listed therein and U.S. Bank, N.A., as Trustee*

10.1	Indenture governing LBI Media Holdings’ 11% Senior Discount Notes due 2013, dated October 10, 2003, by and among LBI Media Holdings, Inc. and U.S. Bank National Association, as Trustee (2)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.2	Securities Purchase Agreement dated March 20, 2001, by and between LBI Holdings I, Inc. and the purchasers named therein, as amended (1)

10.3	First Amendment to Securities Purchase Agreement, Warrant Agreement, and Subordination and Intercreditor Agreements dated as of July 9, 2002, by and among LBI Holdings I, Inc., the purchasers listed on the signature page thereof, Fleet National Bank, and Oaktree Capital Management, LLC (1)

10.4	Second Amendment to Securities Purchase Agreement, Warrant Agreement, and Subordination and Intercreditor Agreements dated as of October 10, 2003, by and among LBI Holdings I, Inc., the purchasers listed on the signature page thereof, and Fleet National Bank (2)

10.5	Third Amendment to Securities Purchase Agreement and Subordination and Intercreditor Agreement dated as of May 8, 2006, by and among LBI Holdings I, Inc., the purchasers listed on the signature page thereof, and for limited purposes specified therein, Credit Suisse, Cayman Islands Branch, individually and as administrative agent for the lenders*

10.6	Warrant Agreement dated March 20, 2001, by and between LBI Holdings I, Inc. and the purchasers named therein, as amended (1)

10.7	Subordination and Intercreditor Agreement dated March 20, 2001, by and between LBI Holdings I, Inc., the subordinated creditors listed therein and Fleet National Bank, as administrative agent, as amended (1)

10.8	Amendment and Confirmation of Subordination Agreements dated as of July 9, 2002, by and between LBI Holdings I, Inc., the subordinated creditors listed therein and Fleet National Bank, as administrative agent*

10.9	Second Confirmation of Subordination Agreements dated as of July 11, 2004, by and between LBI Holdings I, Inc., the subordinated creditors listed therein and Fleet National Bank, as administrative agent*

10.10	Third Confirmation of Subordination Agreements, dated as of May 8, 2006, by and between LBI Holdings I, Inc., the subordinated creditors listed therein, and Credit Suisse, Cayman Islands Branch, as administrative agent*

10.11	Promissory Note dated December 20, 2001 issued by Lenard D. Liberman in favor of LBI Media, Inc. (1)

10.12	Promissory Note dated December 20, 2001 by Jose Liberman in favor of LBI Media, Inc. (1)

10.13	Promissory Note dated June 14, 2002 issued by Lenard D. Liberman in favor of LBI Media, Inc. (1)

10.14	Promissory Note dated July 9, 2002 issued by Lenard Liberman in favor of LBI Media, Inc. (1)

10.15	Promissory Note dated July 29, 2002 issued by Jose Liberman in favor of LBI Media, Inc. (1)

10.16	Merger Agreement, dated April 27, 2005, among Liberman Broadcasting, Inc., Spanish Media Rep Team, Inc. and the shareholders of Spanish Media Rep Team, Inc. (3)

10.17†	Employment Agreement, dated April 18, 2006, by and between LBI Media, Inc. and William S. Keenan (4)

10.18†	Severance and Mutual Release Agreement, dated as of February 8, 2007, by and between LBI Media Inc., and William S. Keenan*

10.19	Amended and Restated Credit Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (4)

10.20	Amended and Restated Term Loan Agreement, dated May 8, 2006, among LBI Media, Inc., the guarantors party thereto, the Lenders party thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (4)

10.21	Asset Purchase Agreement dated as of August 2, 2006, by and among Entravision Communications Corporation, Entravision Holdings, LLC, Entravision-Texas Limited Partnership, Liberman Broadcasting of Dallas, Inc., and Liberman Broadcasting of Dallas License Corp. (5)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.22	Amendment to Asset Purchase Agreement dated as of November 2, 2006, by and among Entravision Communications Corporation, Entravision Holdings, LLC, Entravision-Texas Limited Partnership, Liberman Broadcasting of Dallas, Inc., and Liberman Broadcasting of Dallas License Corp. (5)

21.1	Subsidiaries of LBI Media, Inc.*

31.1	Certification of President pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934*

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to LBI Media’s Registration Statement on Form S-4, filed with the Securities and Exchange Commission on October 4, 2002, as amended (File No. 333-100330).
(2)	Incorporated by reference to LBI Media Holdings’ Registration Statement on Form S-4, filed with the Securities and Exchange Commission October 30, 2003, as amended (File No. 333-110122).
(3)	Incorporated by reference to LBI Media’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 29, 2005. (File No. 333-100330)
(4)	Incorporated by reference to LBI Media’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2006. (File No. 333-100330)
(5)	Incorporated by reference to LBI Media’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2006. (File No. 333-100330)